Form 10-K
period 2001-07-28
CDI GROUP INC; COMMUNITY DISTRIBUTORS INC
filed 2001-10-26
CIK 940727, 774492

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
               FOR ANNUAL REPORT AND TRANSITION REPORTS PURSUANT
         TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 28, 2001
                                       OR

   / /     TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-21379

                          COMMUNITY DISTRIBUTORS, INC.
                                CDI GROUP, INC.
           (Exact name of Registrants as Specified in Their Charter)

           DELAWARE                         22-1833660
                                            22-3349976
 (State or other jurisdiction            (I.R.S. Employer
              of                       Identification No.)
incorporation or organization)

    800 COTTONTAIL LANE, FRANKLIN TOWNSHIP, SOMERSET, NEW JERSEY 08873-1227
                    (Address of Principal Executive Offices)
               Registrant's telephone number, including area code
                                 (732) 748-8900
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                    None                                           None

        Securities registered pursuant to Section 12(g) of the Act: NONE
                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The number of shares of the Common Stock, par value $.01 per share, of Community Distributors, Inc., outstanding as of October 26, 2001 was 1,000, and the number of shares of the Common Stock, par value $.00001 per share of CDI Group, Inc., outstanding as of October 26, 2001 was 442,517.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I

Item 1.   Business....................................................      2
Item 2.   Properties..................................................     11
Item 3.   Legal Proceedings...........................................     12
Item 4.   Submission of Matters to a Vote of Securityholders..........     12

                                    PART II

Item 5.   Market for Registrants' Common Equity and Related
          Stockholder Matters.........................................     13
Item 6.   Selected Financial Data.....................................     13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     17
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     26
Item 8.   Financial Statements and Supplementary Data.................     27
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     55

                                    PART III

Item 10.  Directors and Executive Officers of the Registrants.........     56
Item 11.  Executive Compensation......................................     58
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     61
Item 13.  Certain Relationships and Related Transactions..............     63

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     65

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

    Community Distributors, Inc. (the "Company" or the "Subsidiary") is among the largest regional drugstore chains in the United States and the only regional chain focused primarily on the densely populated northern and central New Jersey markets, although several national and other regional drugstore chains have operations in these areas. CDI Group, Inc. (the "Holding Company") is the owner of all of the outstanding capital stock of the Company. The Company operates a chain of 53 drug and general merchandise stores under two separate formats, Drug Fair and Cost Cutters. Of the Company's 53 stores, 32 have been opened since 1989 and all of the remaining 21 have been refurbished since 1991. The Company was acquired by the Holding Company on January 30, 1995 (the "Acquisition"). As used in this Annual Report on Form 10-K (the "Report"), the terms "fiscal 1997," "fiscal 1998," "fiscal 1999," "fiscal 2000," and "fiscal 2001" refer to the fiscal years ended or ending July 26, 1997, July 25, 1998, July 31, 1999,
July 29, 2000, and July 28, 2001, respectively, of the Company or the Holding Company, as applicable.

    DRUG FAIR. Drug Fair is a chain of 38 large-format drugstores with an average store size of approximately 17,000 square feet. All of the stores contain a pharmacy in the rear of the store, which is the focal point of the store layout. In fiscal 2001, the Company's pharmacies (including four at Cost Cutters locations) filled over 2.2 million prescriptions, an average weekly volume of approximately 1,000 prescriptions per pharmacy, and pharmacy sales increased 22.0% over fiscal 2000. Currently, approximately 88.6% of the Company's prescription sales are made to participants in managed health care plans and other third-party payer plans ("Third-Party Plans"). Drug Fair's strategy is to utilize large-format stores to capitalize on the increased customer traffic associated with its growing pharmacy business to increase sales of higher margin non-pharmacy merchandise, including health and beauty care items, housewares, greeting cards, stationery, candy and seasonal items. General merchandise accounted for approximately 52.0% of Drug Fair revenues in fiscal 2001. Drug Fair stores are primarily located in neighborhood shopping centers that are easily accessible and generate significant customer traffic.

    COST CUTTERS. Cost Cutters is a 15-store general merchandise chain with an average store size of approximately 30,000 square feet. Cost Cutters stimulates customer traffic by offering a non-pharmacy merchandise mix similar to Drug Fair, a high-impact merchandise presentation with prices generally 10%-15% lower than Drug Fair. Cost Cutters offers a broader selection of products than Drug Fair while still focusing on health and beauty care items, housewares, greeting cards, stationery, candy and seasonal items. Currently, four Cost Cutters locations have Drug Fair Pharmacy Departments as separate Drug Fair storefronts adjacent to the store. The Company believes there is an opportunity to open Drug Fair pharmacies at certain additional Cost Cutters locations. Cost Cutters stores are primarily located near major highways, drawing customers from a wider area than a typical drugstore and emphasizing their destination-store orientation.

BUSINESS INFORMATION

    The Company's products may be divided generally into two categories: pharmacy and general merchandise, which includes over-the-counter ("OTC") pharmaceuticals, health and beauty care items, housewares, stationery and greeting cards, candy, food and beverage (primarily convenience foods), cosmetics and seasonal and promotional items. The principal products offered by the Company in these two industry categories and the approximate percentage of revenues attributable to such categories are described below.

STORE OPERATIONS

    The Company's stores are operated under two separate formats, Drug Fair and Cost Cutters. The Company employs different pricing strategies for Drug Fair and Cost Cutters, each targeted towards the customers it seeks to attract. Drug Fair uses a more traditional promotional pricing strategy, with a limited number of discounted items. In contrast, Cost Cutters relies on discounted prices on most items on a regular basis, which management believes is consistent with its destination-store orientation.

    The following table sets forth the approximate percentage of revenues attributable to each major product category at Drug Fair and Cost Cutters stores during fiscal 2001:

                                                              PERCENTAGE OF FISCAL 2001
                                                                  SALES BY CATEGORY
                                                              --------------------------
CATEGORY:                                                      DRUG FAIR    COST CUTTERS
---------                                                     -----------   ------------
Pharmacy....................................................      48.1%         13.6%
Health and Beauty Care and OTC Pharmaceuticals..............      14.2          20.9
Other Merchandise...........................................       8.7          10.3
Housewares..................................................       6.9          16.3
Stationery and Greeting Cards...............................       6.7          11.7
Candy, Food and Beverage....................................       5.8           9.1
Seasonal and Promotional....................................       6.5          13.1
Cosmetics...................................................       3.1           5.0
                                                                 -----         -----
                                                                 100.0%        100.0%
                                                                 =====         =====

    Excluding revenue generated by stores that were open less than twelve months before the beginning of the applicable fiscal year, the Company's stores generated net sales of $261.3 million in fiscal 2000 from 43 stores, and $285.0 million in fiscal 2001 from 48 stores, which is an increase of 9.1%. The Company attributes this growth to increased pharmacy sales as well as increased sales of non-pharmacy merchandise generated by increased customer traffic, as well as the successful implementation of the Company's merchandising strategies.

DRUG FAIR

    Drug Fair is a 38-store chain of larger sized traditional drugstores primarily located in easily accessible neighborhood shopping centers. Drug Fair has built a base of loyal customers by offering a broader range of non-pharmacy general merchandise within this larger format, including an expanded selection of health and beauty care items, housewares, greeting cards, stationery and seasonal items, in a convenient setting with attractive prices. Drug Fair's strategy is to emphasize its broad selection of merchandise and offer competitive prices relative to its competition. In particular, the Company believes that its broader selection of non-pharmacy general merchandise is a significant competitive strength. The Company's long-standing philosophy of customer service has made Drug Fair a leader in local pharmacy services in its geographical markets.

    The first Drug Fair store was opened in 1954 in Scotch Plains, New Jersey and the Company's current Drug Fair locations average approximately 17,000 square feet, ranging between 11,200 and 23,400 square feet. The Company believes that its store size and locations are important factors to store profitability. Most Drug Fair stores are contained in neighborhood shopping centers that are easily accessible and generate significant customer traffic. All stores are open seven days a week, from 9:00 a.m. to 9:30 p.m., Monday through Friday, with slightly reduced hours on weekends, totaling approximately 83 hours per week.

    PHARMACY. In fiscal 2001, the Company's pharmacies filled over 2.2 million prescriptions, representing an average weekly volume of approximately 1,000 prescriptions per pharmacy, and pharmacy sales increased 22.0% over fiscal 2000. Currently, approximately 88.6% of prescription volume results from sales to Third-Party Plan participants. The Company offers discounts on prescriptions to senior citizens, who accounted for approximately 5.5% of prescription sales volume in fiscal 2001.

    All Drug Fair stores contain a pharmacy in the rear of the store, each staffed by two full-time registered pharmacists. The pharmacy is the focal point of the store layout, which is also designed to promote optimal customer flow and shopping convenience. New and remodeled stores typically have enhancements such as pharmacy waiting and consultation areas. In addition, for the past seven years Drug Fair stores have featured free home delivery of prescriptions. The Company believes that this delivery service represents an attractive alternative to the drive-through pharmacy service offered by some of its competitors while avoiding the significant capital expenditures required to remodel stores to accommodate drive-through services.

    GENERAL MERCHANDISE. As a customer-oriented, lower-cost retail drugstore, Drug Fair strives to compete on the basis of cost and maintaining a high-quality image with the consumer. General merchandise is an important component of Drug Fair's revenues, comprising approximately 52.0% of Drug Fair revenues in fiscal 2001. General merchandise products are well stocked and displayed on shelves within easy reach of consumers. With its convenient merchandise layout and large selection, Drug Fair retains its small-store atmosphere while offering a variety of merchandise selections typically seen in larger retail stores. Drug Fair offers a selection of general merchandise similar to that of its drugstore competitors but, due to its above average size, is able to expand its selection of items and offer a wider assortment of higher margin non-pharmacy merchandise. For example, seasonal items have been a key contributor to Drug Fair's success, comprising 6.5% of Drug Fair's revenues in fiscal 2001. Seasonal items are prominently displayed along the entrance, providing a varied product mix and generating impulse buying. With nearly 58,000 non-pharmacy stock keeping units ("SKUs") including seasonal items, Drug Fair also offers expanded greeting card and household item selections to the consumer.

    In addition to its general merchandise offerings, the Company seeks to attract customers by offering ancillary conveniences and services, such as lottery tickets, convenience food sections and film processing in many of its stores, including its own on-site one-hour photo finishing labs in 28 Drug Fair locations. Management believes that it offers the lowest prices for one-hour film developing in its markets. The Company intends to continue to experiment with new products and services designed to increase customer traffic and enhance convenience.

COST CUTTERS

    Cost Cutters is a 15-store general merchandise chain focused on the product areas of health and beauty care, housewares, greeting cards, stationery, candy and seasonal items. The stores are self-service oriented, and feature a non-pharmacy merchandise mix similar to that of Drug Fair, with more than a 90% overlap in general merchandise, at prices generally 10%-15% lower than at Drug Fair. Currently, the Company has Drug Fair pharmacies adjacent to four of its Cost Cutters locations. The Company believes there is an opportunity to open Drug Fair pharmacies in certain additional Cost Cutters locations. Cost Cutters is unique in its merchandising strategy in its markets and provides a much broader product variety and deeper discounts than other local stores, while successfully competing with mass merchandise stores.

    The Company opened its first Cost Cutters store in 1983 in Norwood, New Jersey and the Company's Cost Cutters stores average approximately 30,000 square feet in size, ranging from 25,000 to 37,000 square feet. In expanding to new sites, the Company has opportunistically negotiated favorable lease terms, typically from grocery stores that are relocating, rather than paying higher prices for new real estate. Most of the stores are located in shopping centers, near highways in easily accessible locations for surrounding communities. By comparison, larger discount department chains, such as WalMart, Target and K-Mart, typically build new stores in excess of 100,000 square feet and focus more on higher-priced products such as apparel, sporting goods, electronics and appliances. The Company believes that the accessibility and manageable size of a Cost Cutters store is attractive to consumers at a time when larger discount merchandisers continue to open larger and more complex stores that many customers may find less convenient. All stores are open seven days a week, from 9:00 a.m. to 9:30 p.m., Monday through Friday, with slightly reduced hours on weekends, totaling approximately 83 hours per week.

    PHARMACY. The Company has Drug Fair pharmacy departments as separate storefronts adjacent to four of its Cost Cutters locations with a pass-through between the store and the pharmacy. The Company believes there is an opportunity to add Drug Fair pharmacy departments to certain additional Cost Cutters stores depending on factors such as lease restrictions, location, store size, layout and competition. The Company estimates that it costs $75,000 to $100,000 to install a Drug Fair Pharmacy Department next to an existing Cost Cutters location, assuming construction of a new storefront is required, and excluding costs of staffing and inventory.

    GENERAL MERCHANDISE. With over 59,000 non-pharmacy SKUs, including seasonal items, and substantial overlap in merchandise with Drug Fair, Cost Cutters distinguishes itself through its merchandise presentation, pricing strategy, assortment of items targeted to impulse purchases and a strong merchandising position in greeting cards, stationery, seasonal items and household products. In addition to traditional retail drugstore general merchandise such as health and beauty care items, over-the-counter ("OTC") pharmaceuticals, candy and seasonal items, Cost Cutters also sells luggage, kitchenware and an extended selection of housewares products and automotive-related goods. One of the Company's merchandising strategies is a high-impact merchandise presentation based on well-stocked shelves that are highly visible to the customer, promoting a value superstore image. Seven Cost Cutters locations contain on-site one-hour photo finishing labs.

    Cost Cutters is less promotional than most other discount stores because it discounts its prices everyday. Competitors such as K-Mart and Target generally employ what is known as a "high-low" pricing strategy, in which everyday prices are generally higher than at Cost Cutters but are reduced below Cost Cutters' prices during periodic store-wide sales. The Company believes that Cost Cutters' pricing strategy is more attractive to consumers than alternative pricing strategies for the majority of its product offerings, including health and beauty care products that are typically purchased when needed as opposed to when offered on sale.

ADVERTISING AND PROMOTION

    The Company aggressively advertises its Drug Fair and Cost Cutters chains through extensive use of colorful, high-quality direct mail circulars distributed to its neighborhood markets. Approximately 24 Drug Fair circular programs are distributed annually with each circular typically containing a selection of approximately 200 specially priced items chosen to build customer traffic. Cost Cutters distributes approximately 21 circular programs annually, each containing approximately 200 items, of which 10% to 15% have been reduced in price. The circulars often contain coupons good for item discounts and advertise "Special" and "Bonus" buys. "Special" buys are items that are carried at reduced prices while supplies last. "Bonus" buys are items carried every day that include an additional amount of the same product or another product for no extra cost. The Company estimates the average circular program costs $120,000 to produce and distribute to approximately 800,000 recipients, although in some cases the cost is partially offset by co-op advertising rebates received from featured suppliers.

PURCHASING AND DISTRIBUTION

    By operating both Drug Fair and Cost Cutters chains, the Company believes that it is able to take advantage of economies of scale available to larger chains in purchasing merchandise and maintaining up-to-date systems and technology. Although the Company utilizes two separate retail formats, the 53 stores are operated as one company through centralized purchasing and distribution and use complementary marketing strategies. The Company believes that its focus on consistent execution of its purchasing, pricing and merchandising strategies has been instrumental in its success to date.

    The Company maintains centralized budgeting, pricing, purchasing, warehousing and inventory control functions at its corporate offices. Products are purchased for both store chains by merchandise managers, each of whom is responsible for a distinct product category, such as cosmetics or housewares. Each merchandise manager reports to the Company's President.

    Approximately 55.0% of all non-prescription purchases are received at the Company's current central warehouse and distribution center in Somerset, New Jersey. These products are delivered to the stores by the Company's eleven owned trucks. The balance of general merchandise is shipped directly to the stores by manufacturers and distributors. All prescription drugs are shipped directly to the individual stores by wholesale drug distributors on a daily basis. The Company has an agreement with Cardinal Health, Inc. ("Cardinal") to supply pharmaceuticals, health and beauty care, home health care and related products. The term of the Company's supply agreement with Cardinal (the "Cardinal Agreement") expires in February 2003. Pursuant to the terms of the Cardinal Agreement, the Company purchases pharmacy and health and beauty care products at a specified discount to Cardinal's costs. The Company believes that Cardinal's cost is higher than Cardinal's actual cost for the pharmaceutical products it supplies because it does not reflect all discounts that may be available to Cardinal from its suppliers. Bellco Drug Corporation ("Bellco") serves as a secondary supplier for products that are not routinely carried by or are out of stock at Cardinal, and the Company believes that its pharmacy products are readily available from numerous other wholesale suppliers of pharmacy products that would be able to supply the Company's requirements on substantially similar terms in the event that Cardinal and/or Bellco were unable to do so. Management believes that by operating both chains it is able to purchase most of its products at competitive prices by purchasing products in truck-load or container quantities.

    The Company buys products from more than 1,600 suppliers and manufacturers and seeks to purchase its merchandise directly from manufacturers in order to take advantage of promotional programs offered only to retailers, including co-op advertising allowances, promotional displays and materials and price promotions. The Company believes that its relationships with its vendors are good. The Company often utilizes prompt cash payments to obtain additional merchandise discounts. None of the Company's suppliers or manufacturers represented more than 10% of the Company's total non-pharmacy purchases during fiscal 2001.

MANAGEMENT INFORMATION SYSTEMS

    The Company operates an in-house data processing system in connection with the operation and management control functions of its business. This system incorporates both proprietary and commercially available software, including the JDA Software, Inc. ("JDA") Merchandise Management System, E-3 warehouse replenishment system and Lawson Associates payroll and general ledger systems, and is designed to integrate the key retailing functions of merchandise planning, purchase order management, sales capture, merchandise distribution, receiving, order entry, inventory control and replenishment. Management believes its systems enable the Company to maintain a virtually constant "in-stock" position in all key lines of merchandise. In anticipation of continued growth, the Company purchased a new comprehensive processing system developed by JDA. Effective June 1, 1998, the Company implemented the Accounts Payable, Sales Audit, and Point-of-Sale Interface modules of the JDA processing system. In late September 1998, the Company implemented the Sales Analysis, Inventory Management, Electronic Data Interchange and Purchasing modules of the JDA processing system.

    The Company monitors sales at its 53 stores through a point-of-sale network, utilizing IBM Chain Sales software and hardware, which links store terminals to a central computer located at the Company's headquarters. The Company uses this system to provide management with detailed information on individual store operations on a daily basis.

    All sales data is recorded by cashiers, utilizing scanners, in each store at the time of sale. Sales data is transmitted to the central computer where it is compiled to produce daily, weekly and monthly management reports. Reports are organized by line of merchandise, class, item and store, and enable management to monitor sales and profitability by location. Based upon this information, management makes merchandising decisions as required, including reorders, special promotions and changes in buying programs. As a means of further inventory verification, physical inventories are taken twice a year at all stores and the warehouse. The Company also employs Telxon and Symbol Technologies radio frequency equipment in order to constantly monitor and update inventory, shelf labels and prices.

    All of the Company's stores contain Sensormatic Electronic Article Surveillance Systems designed to minimize theft. Since its installation five years ago, this system has contributed to reducing overall shrinkage to approximately 1.5% of sales.

COMPETITION

    The Company competes in its markets with several national, regional and local drugstore chains, large grocery stores and supermarkets, membership clubs, combination food and drugstores, discount general merchandise stores, mass merchandisers, independent drugstores and local merchants. Historically, consumers were faced with few alternatives for filling their prescriptions. Today's customer has a number of options including independent or chain drugstores, food retailers, mass merchants (including discounters and membership clubs) and "mail-order" pharmacies, as well as supermarkets, combination food and drugstores, hospitals and HMOs. The Company's on-site one-hour photo finishing labs also compete with a variety of mini-lab photo-processors and photo-specialty shops.

    The Company believes that the primary elements of competition in its industries include pricing, store location and design, product selection, customer service and convenience. The Company believes that it competes successfully because of its pricing policies, reputation for reliability, convenient store locations, superior pharmacy services, broad selection of merchandise and effective sales techniques. However, the competitive environment is often affected by factors beyond a particular retailer's control, such as shifts in consumer preferences, economic conditions and population and traffic patterns. The Company believes that in the future the ability to compete effectively will be increasingly dependent on quality merchandising and customer service, the effectiveness of cost containment measures, especially with respect to pharmacy services, and advanced information systems.

GOVERNMENT REGULATION

    Pharmacies are subject to extensive federal, state and local regulation. These regulations cover required qualifications, day-to-day operations, reimbursement and documentation of activities.

    LICENSES AND REGULATION. The Company's pharmacists are required to be licensed by the New Jersey Board of Pharmacy. All stores with pharmacies and the Company's distribution center are also registered with the Federal Drug Enforcement Administration, although no pharmaceuticals are stored in the distribution center. Various other federal and state licenses (including state licenses required to sell cigarettes) are required for the conduct of the Company's business as presently conducted. The Company seeks to comply with all such licensing and registration requirements and continues to actively monitor its compliance with such requirements. By virtue of these licenses and registration requirements, the Company is obligated to observe certain rules and regulations, and a violation of these rules and regulations could result in a suspension or revocation of one or more licenses or registrations and/or monetary penalties or fines. The sale of pharmaceutical products at new stores requires the issuance of additional licenses, with respect to which the licensing authorities may conduct investigations.

    In 1990, the United States Congress enacted the Omnibus Budget Reconciliation Act of 1990 (OBRA), which required states to implement pharmaceutical drug use review programs for Medicaid beneficiaries by January 1, 1993. Under OBRA, pharmacists are required to offer counseling, without additional charge, to customers covered by Medicaid about medication, dosage, delivery systems, common side effects and other information deemed significant by the pharmacists. The State of New Jersey enacted broader regulations that require pharmacists, except those who dispense drugs to an inpatient in a hospital or long-term care facility in which the resident is provided twenty-four hour nursing care, to provide such counseling to all patients or caregivers, regardless of whether they are covered by Medicaid. As a result, the Company's pharmacists must provide counseling to customers and have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate such effects. In addition, the Company's pharmacists are required to conduct a prospective drug review before any new prescriptions are dispensed, and may conduct a similar review prior to refilling any prescriptions if considered appropriate. Such reviews include screening for potential drug therapy problems due to
(i) potential or actual reactions to drugs, (ii) therapeutic appropriateness,
(iii) over utilization, or underutilization, (iv) appropriate use of generic drugs, (v) therapeutic duplication, (vi) drug-disease contraindications,
(vii) drug-drug interactions, (viii) incorrect drug dosage or duration of drug treatment, (ix) drug-allergy interactions, and (x) clinical abuse or misuse. Further, New Jersey closely regulates the dispensing by pharmacists of over-the-counter controlled dangerous substances, imposing requirements as to:
(i) filling and refilling of prescriptions, (ii) labeling of prescriptions, and
(iii) monitoring the use of Schedule V over-the-counter controlled dangerous substances to determine, in a pharmacist's professional judgment, whether the substance has or will be used for unauthorized or illicit consumption or distribution. The Company believes its series of training programs for pharmacy personnel and its pharmacy computer network are designed to ensure that these requirements are satisfied, but violations of these regulations could have an adverse impact on the Company.

    STATE LAWS AFFECTING ACCESS TO SERVICES. In July 1994, the State of New Jersey adopted "Freedom of Choice" and "Any Willing Provider" legislation, which the Company believes results in a "level playing field" in New Jersey for regional drugstore chains such as the Company. The "Freedom of Choice" legislation permits Third-Party Plan participants to purchase prescription drugs from the provider of their choice if the provider meets uniformly established requirements. In states which have not adopted similar legislation, many Third-Party Plans align themselves by agreement with particular drugstore chains under arrangements whereby members of a Third-Party Plan are required to purchase their drugs at a particular drugstore chain in order for most or all of the cost to be paid by the Third-Party Plan. As a result, other drugstore chains and independent drugstores are in effect precluded from selling prescription drugs to the applicable members. The "Any Willing Provider" legislation requires that any Third-Party Plan that has entered into an agreement with a prescription provider must permit any other licensed provider to participate in such Third-Party Plan as a preferred or contracting provider under the same terms and conditions of such agreement. Such legislation may increase competition for the Company's pharmacies.

    MEDICARE AND MEDICAID. The pharmacy business has long operated under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and, to a lesser extent, Medicare.

    The Medicaid program is a cooperative federal-state program designed to enable states to provide medical assistance to aged, blind, or disabled individuals, or members of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services.

    Federal laws and regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid. First, states are given authority, subject to certain standards, to limit or specify conditions to the coverage of particular drugs. Second, federal Medicaid law establishes standards affecting pharmacy practice, such as the OBRA counseling and drug utilization review requirements described above. Third, federal regulations impose certain requirements relating to the reimbursement for prescription drugs furnished to Medicaid recipients. Among other things, federal regulations establish "upper limits" on payment levels. In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs which may affect the Company's operations.

    The Medicare program is a federally funded and administered health insurance program for individuals age 65 and older or who are disabled. Medicare covers a limited number of specifically designated prescription drugs. As a result of the Balanced Budget Act of 1997, reimbursement for these products is generally limited to 95% of the published average wholesale price for such products. Over the last several years, an increasing number of Medicare beneficiaries have been served through health maintenance organizations. In addition to the limited Medicare coverage for specified products described above, some of these health maintenance organizations providing health care benefits to Medicare beneficiaries may offer expanded drug coverage.

    The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and freezes and funding restrictions, all of which may adversely affect the Company's business. There can be no assurance that payments for pharmaceutical supplies and services under governmental reimbursement programs will continue to be based on the current methodology or remain comparable to present levels. In this regard, the Company may be subject to rate reductions as a result of federal budgetary legislation related to the Medicare and Medicaid programs. In addition, various Medicaid programs periodically experience budgetary shortfalls which may result in Medicaid payment delays.

    FRAUD AND ABUSE. The Company is subject to federal and state laws prohibiting the submission of false or fraudulent claims and governing its billing relationships and financial and other arrangements among health care providers and vendors. These laws include the federal anti-kickback statute, which prohibits, among other things, (i) knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly to induce or in return for the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under federal health care programs, or (ii) purchasing, ordering or recommending, or arranging for purchasing or ordering such covered items or services. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by federal health care programs. New Jersey, for example, enacted the "Healthcare Cost Reduction Act" in 1991. Federal and state courts have interpreted these laws broadly. Violations of these laws may result in fines, imprisonment, civil money penalties and exclusion from the federal and state funded health care programs.

    The Department of Health and Human Services Office of Inspector General has issued a "Special Fraud Alert" concerning prescription drug marketing practices that could potentially violate the federal anti-kickback statute. According to the Special Fraud Alert, examples of practices that may violate the statute include certain arrangements under which remuneration is made to pharmacists to recommend the use of a particular pharmaceutical product.

    In addition, a number of states have undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including programs containing incentives to pharmacists to dispense one particular product rather than another. These enforcement actions arose under state consumer protection laws which generally prohibit false advertising, deceptive trade practices, and the like. Other proposed action by state pharmacy boards or federal regulators could reduce or eliminate the reimbursement pharmacies receive to conduct therapeutic interchange or compliance programs on behalf of health plans or other pharmacy benefit managers.

    The Company seeks to maintain its contract arrangements with other health care providers, its pharmaceutical suppliers and its pharmacy practices in compliance with these laws. There can be no assurance that such laws will not, however, be interpreted in the future in a manner inconsistent with the Company's interpretation and application.

    HEALTH CARE LEGISLATION. Prescription drug sales have represented a significant portion of the Company's revenues. These revenues may be affected by changes within the health care industry, including changes in programs providing for reimbursement of the cost of prescription drugs by Third-Party Plans, regulatory changes relating to the approval process for prescription drugs and proposals to reduce significantly projected increases in federal spending on Medicare, Medicaid and other governmental programs.

    In recent years, a number of legislative proposals have been introduced in Congress to reform the health care system, including proposals in the context of federal budget legislation. In addition, a number of states have enacted and are considering various health care reforms. For example, several state Medicaid programs have established mandatory statewide managed care programs for Medicaid beneficiaries to control costs through negotiated or capitated rates, as opposed to traditional cost based reimbursement for Medicaid services, and proposed to use savings achieved through these programs to expand coverage to those not previously eligible for Medicaid. Also, a provision of the FDA Modernization Act, which became effective November 21, 1998, expressly permits pharmacy drug compounding under certain conditions for individual patients. This maintains and could increase the range of services provided by the Company. The Company cannot predict whether or in what form health care legislation may be adopted in the future, at the federal or state level, or the impact of any such legislation on the Company's financial position or results of operations. However, to the extent health care legislation expands the number of persons receiving health care benefits covering the purchase of prescription drugs (such as through government-sponsored managed care initiatives), it could result in increased purchases of such drugs and could thereby have a favorable impact on both the Company and the retail drug industry in general. Nevertheless, there can be no assurance that any such legislation will be enacted or, if enacted, that such legislation will not have an adverse effect on the Company.

    LABOR LAWS. The Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime and working conditions. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could adversely affect the Company.

TRADE NAMES, SERVICE MARKS AND TRADEMARKS

    The Company uses various trade names, service marks and trademarks, including "Drug Fair" and "Cost Cutters," in the conduct of its business. Historically, the Company has relied on common law protection of its trade names, service marks and trademarks. Common law provides the Company with limited protection for its trade names, service marks and trademarks within its product lines and in its geographic market areas. Although the Company has a federal service mark registration for the service mark "Drug Fair," a third party which does not currently operate in the Company's geographic markets owns an issued federal service mark registration for the name "Cost Cutters."

EMPLOYEES

    As of October 15, 2001, the Company had approximately 1,700 employees of which approximately 45% were full-time and 55% were part-time. None of such employees are covered by collective bargaining agreements or represented by unions. The Company has not experienced any material business interruption as a result of labor disputes and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES

    The Company's stores by location, fiscal year opened, fiscal year refurbished and size were as follows on October 26, 2001:

                                                                 FISCAL YEAR        SQUARE
LOCATION                                                      OPENED/REFURBISHED   FOOTAGE
--------                                                      ------------------   --------
                                         DRUG FAIR

South Plainfield............................................      1959/1994         21,250
Manville....................................................      1965/1991         20,000
Old Bridge..................................................      1969/1992         16,527
Edison......................................................      1970/1992         15,000
Freehold....................................................      1970/1974         16,000
Westfield...................................................      1972/1991         23,424
Aberdeen....................................................      1974/1993         11,620
Fairfield...................................................      1976/1991         19,600
Hazlet......................................................      1976/1991         12,000
Berkeley Heights............................................      1977/1993         16,800
Milburn.....................................................      1977/1992         21,112
Warren......................................................      1978/1991         15,000
Wyckoff.....................................................      1981/1995         15,960
Rahway......................................................      1983/1993         13,900
Isellin.....................................................      1985/1993         16,265
Englewood...................................................      1988/1992         13,440
Cranford....................................................         1989/-         13,661
Oakland.....................................................         1989/-         20,205
Middlesex...................................................         1991/-         23,000
Stirling....................................................         1993/-         15,777
Verona......................................................         1995/-         17,200
Chatham.....................................................         1995/-         20,800
Clifton.....................................................         1996/-         11,200
Ramsey......................................................         1996/-         17,000
Somerset....................................................         1996/-         18,050
Plainfield..................................................         1997/-         18,000
Hillside....................................................         1998/-         17,600
Florham Park................................................         1998/-         12,750
North Arlington.............................................         1999/-         15,500
Fairview....................................................         1999/-         14,225
Port Monmouth...............................................         1999/-         16,450
Belleville..................................................         1999/-         19,000
Clifton.....................................................         1999/-         16,000
Wayne.......................................................         2000/-         17,993
Sayreville..................................................         2000/-         17,500
Morris Plains...............................................         2000/-         17,300
Little Falls................................................         2001/-         12,500
Boonton.....................................................         2001/-         15,226

                                       COST CUTTERS

Norwood.....................................................      1983/1992         24,630
Bricktown...................................................      1984/1993         26,878
Middletown..................................................      1984/1993         27,988

                                                                 FISCAL YEAR        SQUARE
LOCATION                                                      OPENED/REFURBISHED   FOOTAGE
--------                                                      ------------------   --------
Hamilton....................................................      1985/1993         33,300
Union.......................................................      1985/1994         35,217
West Long Branch............................................      1986/1996         27,113
Wall........................................................      1987/1993         30,000
Hillsborough................................................      1990/1994         20,600
Parsippany..................................................         1991/-         29,575
Lacey.......................................................         1992/-         34,000
Wayne.......................................................         1992/-         29,000
Ocean.......................................................         1993/-         36,890
Toms River..................................................         1994/-         34,000
Elizabeth...................................................         1995/-         25,000
Lincoln Park................................................         1995/-         30,100

    All of the Company's stores are leased pursuant to long-term leases containing generally favorable terms. The current leases expire between March 31, 2002 and April 30, 2039 (assuming renewal options are exercised), with an average of 17 years remaining on lease terms. Twenty-one leases will expire between 2002-2015 and 31 leases will expire after 2015. One lease is currently on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

    The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no current pending litigation to which it is a party will, individually or in the aggregate, have a material adverse effect on its financial position or results of operations or cash flows. The Company has not been required to expend in the past, and does not expect to be required to expend in the future, any significant amounts for investigation of environmental conditions, remediation of environmental conditions or other similar matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock of the Registrants is not publicly traded.

    On October 16, 1997, the Holding Company issued an aggregate of 24,237 shares of its Common Stock to twelve of its shareholders, all of whom were officers, directors or other members of the Company's management, pursuant to the exercise of stock options previously granted to such persons. These sales of Common Stock were made by the Holding Company in reliance of the exemption from registration provided by Rule 701 under the Securities Act of 1933, as amended (the "Securities Act").

    On October 16, 1997, the Company issued $80,000,000 aggregate principal amount of its 10 1/4% Senior Notes due 2004 (the "Original Notes") to Donaldson, Lufkin & Jenrette Securities Corporation and Bear, Stearns & Co., Inc. (the "Initial Purchasers") in a transaction exempt under Regulation D under the Securities Act. The Initial Purchasers resold the Original Notes to certain qualified institutional buyers in reliance upon, and subject to the restrictions imposed pursuant to, Rule 144A under the Securities Act.

    On October 16, 1997, the Holding Company issued amended and restated subordinated notes due 2005 (the "Subordinated Notes") in the same principal amounts to the original holders thereof in connection with the issuance of the Original Notes and the Holding Company's Guarantee of such Notes. These amended and restated Subordinated Notes were issued in reference on the exemption from registration under the Securities Act provided by Section 4(a) thereof.

    On February 13, 1998, the Company commenced an offer to exchange $80,000,000 in aggregate principal amount of its 10 1/4% Senior Notes due 2004, Series B (the "Exchange Notes") that had been registered under the Securities Act for a like principal amount of the Original Notes. This exchange was commenced pursuant to the terms of the Registration Rights Agreement, dated as of October 16, 1997, between the Company and the Initial Purchasers. Each of the Exchange Notes and the Original Notes has been guaranteed by the Holding Company. An aggregate principal amount of $80,000,000 of Exchange Notes were issued in exchange for the Original Notes on March 20, 1998, and the Original Notes were retired. The Exchange Notes are referred to hereinafter interchangeably with the Original Notes as the "Senior Notes."

    On September 16, 1998, the Board of Directors of the Company authorized the repurchase by the Company of up to $6.0 million principal amount of Senior Notes on the open market. On October 6, 1998, the Company repurchased an aggregate of $5.0 million principal amount of Senior Notes at a purchase price of $930 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On October 13, 1998, the Company repurchased an additional $1.0 million principal amount of Senior Notes at a purchase price of $925 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. Since October 15, 1998, $74.0 million aggregate principal amount of Senior Notes have remained outstanding.

ITEM 6. SELECTED FINANCIAL DATA

                     SELECTED FINANCIAL DATA OF THE COMPANY

    The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for each of the periods in the five-year period ended July 28, 2001, are derived from the audited financial statements of the Company. The financial statements for fiscal 1997, fiscal 1998, fiscal 1999, fiscal 2000 and fiscal 2001 have been audited by PricewaterhouseCoopers LLP. The selected financial and other data presented below under the caption "Other Data" as of and for all of the periods presented, are unaudited.

    The selected financial data presented below should be read in conjunction with the audited financial statements and the related notes thereto of the Company for fiscal 1999, fiscal 2000, and fiscal 2001 appearing elsewhere in this Report. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                    JULY 26, 1997   JULY 25, 1998   JULY 31, 1999   JULY 29, 2000   JULY 28, 2001
                                    -------------   -------------   -------------   -------------   -------------
Net sales.........................    $231,033        $248,242        $275,270        $292,513        $306,381
Cost of sales.....................     163,157         173,648         197,812         212,067         223,972
                                      --------        --------        --------        --------        --------
Gross profit......................      67,876          74,594          77,458          80,446          82,409
Selling, general and
  administrative expense..........      50,831          56,074          62,317          65,021          69,998
Other income, net.................         401             579             805             440             928
Administrative fees...............         250             250             250             250             250
Depreciation and
  amortization(1).................       4,399           5,386           5,910           5,915           6,122
                                      --------        --------        --------        --------        --------
Operating income..................      12,797          13,463           9,786           9,700           6,967
Interest expense, net.............       3,018           6,748           8,033           8,142           8,452
                                      --------        --------        --------        --------        --------
Income (loss) before income
  taxes...........................       9,779           6,715           1,753           1,558          (1,485)
Provision for income taxes........       5,216           3,679           1,574           1,510             304
                                      --------        --------        --------        --------        --------
Net income (loss).................    $  4,563        $  3,036        $    179        $     48        $ (1,789)
                                      ========        ========        ========        ========        ========
Balance Sheet Data (End of
  Period):
Working capital (unaudited).......    $  9,875        $ 20,461        $ 16,884        $ 18,934        $ 21,831
Total assets......................      81,256          91,282          90,495          94,859          89,603
Total debt........................      29,467          80,418          74,311          75,494          74,220
Stockholder's equity (deficit)....      27,335         (14,386)        (15,327)        (15,279)        (17,068)
Other Data (unaudited):
Ratio of earnings to fixed
  charges(2)......................         2.7x            1.3x            1.2x            1.0x            0.9x
Adjusted EBITDA(3)................    $ 18,695        $ 18,566        $ 17,639        $ 18,214        $ 12,932
Gross margin......................        29.4%           30.1%           28.1%           27.5%           26.9%
Adjusted EBITDA margin(4).........         8.1%            7.5%            6.4%            6.2%            4.2%
Capital expenditures..............    $  1,287        $  3,525        $  5,435        $  4,340        $  1,937
Pharmacy sales growth.............        16.3%           15.4%           24.2%           18.7%           22.0%
Pharmacy sales as a % of total....        24.1            25.8%           28.9%           32.3%           37.7%
Third-Party Plan sales as a % of
  pharmacy sales..................        70.1%           74.8%           79.9%           83.8%           87.5%
Store data (unaudited):
Number of stores at end of period:
    Drug Fair.....................          26              28              32              36              38
    Cost Cutters..................          17              17              17              15              15
                                      --------        --------        --------        --------        --------
    Total.........................          43              45              49              51              53
                                      ========        ========        ========        ========        ========
Same-store sales growth
  (unaudited)(5):
    Drug Fair.....................         6.7%            6.9%            7.7%            5.3%            3.5%
    Cost Cutters..................         2.7             3.9%            0.0%           (1.3%)          (3.4%)
                                      --------        --------        --------        --------        --------
    Total.........................         4.8%            5.5%            4.3%            2.8%            1.1%
                                      ========        ========        ========        ========        ========

------------------------

(1) Depreciation and amortization amounts for the periods set forth include amortization of goodwill, beneficial leasehold intangibles, deferred financing costs incurred and pharmacy customer lists.

(2) The ratio of earnings to fixed charges is computed by adding fixed charges (interest and one-third of rental expenses, which the Company believes is representative of that portion of rental expenses attributable to interest) to income before income taxes and dividing that sum by the sum of the fixed charges.

(3) Adjusted EBITDA represents net income plus depreciation and amortization, income taxes, net interest expense, non-cash LIFO reserves against inventory and non-cash rental expense. Changes in LIFO inventory reserves and non-cash rental expense are excluded in Adjusted EBITDA because they reflect non-cash expense that do not directly impact the ability of the Company to service its debt obligations. While Adjusted EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities (as defined by generally accepted accounting principles), or other measurements determined by generally accepted accounting principles, in analyzing the Company's operating performance, financial position or cash flows, the Company has included Adjusted EBITDA because management understands that it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. Unlike net income or EBITDA, Adjusted EBITDA may not be a measure of the ultimate profitability of a company, and may not be as meaningful to other investors or analysts. In addition, the method of calculating Adjusted EBITDA set forth above may be different from calculations of Adjusted EBITDA employed by other companies and, accordingly, may not be directly comparable to such other calculations.

    The Adjusted EBITDA calculations for the periods presented are as follows:

                                     YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                    JULY 26, 1997   JULY 25, 1998   JULY 31, 1999   JULY 29, 2000   JULY 28, 2001
                                    -------------   -------------   -------------   -------------   -------------
Net income (loss).................     $ 4,563         $ 3,037         $   179         $    48         $(1,789)
Provision for income taxes........       5,216           3,678           1,574           1,510             304
Interest expense, net.............       3,018           6,748           8,033           8,142           8,452
Depreciation and amortization.....       4,399           5,386           5,910           5,915           6,122
Non-cash rent expense.............         413             523             585             641             662
Change in LIFO reserve............       1,086            (806)          1,358           1,958            (819)
                                       -------         -------         -------         -------         -------
Adjusted EBITDA...................     $18,695         $18,566         $17,639         $18,214         $12,932
                                       =======         =======         =======         =======         =======

------------------------

(4) Adjusted EBITDA margin is calculated as the amount of Adjusted EBITDA for a period divided by net sales for such period. While Adjusted EBITDA margin should not be construed as a substitute for gross margin, or other measurements determined by generally accepted accounting principles, in analyzing the Company's operating performance, financial position or cash flows, the Company has included presentation of Adjusted EBITDA margin because management believes it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. Management believes that Adjusted EBITDA margin is a meaningful supplement to gross margin because it measures the Company's profitability on a cash flow basis, which is material to a determination of the Company's ability to service its debt.

(5) Same-store sales growth is calculated based on net sales for stores open for the whole of the indicated and the previous period.

                 SELECTED FINANCIAL DATA OF THE HOLDING COMPANY
                                CDI GROUP, INC.
                      SUMMARY FINANCIAL AND OPERATING DATA

                                     YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                    JULY 26, 1997   JULY 25, 1998   JULY 31, 1999   JULY 29, 2000   JULY 28, 2001
                                    -------------   -------------   -------------   -------------   -------------
Statement of Operations Data:
Net sales.........................    $231,033        $248,242        $275,270        $292,513        $306,381
Cost of sales.....................     163,157         173,648         197,812         212,067         223,972
                                      --------        --------        --------        --------        --------
Gross profit......................      67,876          74,594          77,458          80,446          82,409
Selling, general and
  administrative expense..........      50,831          56,074          62,317          65,021          69,998
Other income, net.................         401             579             805             440             928
Administrative fees...............         250             250             250             250             250
Depreciation and Amortization.....       4,399           5,386           5,910           5,915           6,122
                                      --------        --------        --------        --------        --------
Operating income..................      12,797          13,463           9,786           9,700           6,967
Interest expense, net.............       4,586           8,423           9,878          10,172          10,686
                                      --------        --------        --------        --------        --------
Income (loss) before income
  taxes...........................       8,211           5,040             (92)           (472)         (3,719)
Provision (benefit) for income
  taxes...........................       4,433           3,109             947             833            (455)
                                      --------        --------        --------        --------        --------
Net Income (loss).................    $  3,778        $  1,931        $ (1,039)       $ (1,305)       $ (3,264)
                                      ========        ========        ========        ========        ========
Balance Sheet Data (End of Period)
Working capital (unaudited).......    $ 10,363        $ 22,356        $ 17,537        $ 19,644        $ 22,631
Total assets......................      81,332          90,668          90,633          95,347          89,643
Total debt........................      46,301          98,935          95,569          97,674          98,885
Stockholders' equity (deficit)....      10,855         (32,214)        (34,373)        (35,678)        (38,942)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

    This Annual Report on Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, including, but not limited to, (i) statements about possible changes in the rate of increase of pharmacy sales to Third Party Plans as a percentage of total pharmacy sales, and its impact on profitability; (ii) the ability of the Company to meet its debt service obligations and to fund anticipated capital expenditures and working capital requirements in the future; (iii) statements about possible repurchases by the Company of some of its Senior Notes; and
(iv) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the judgment of the Company and of the Holding Company as of the date of this Annual Report on Form 10-K, and the Company and the Holding Company caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed under the heading "Certain Risks" below and throughout this document and previous filings with the SEC.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 2001 WITH FISCAL 2000

    Net sales for fiscal 2001 were $306.4 million as compared to $292.5 million for fiscal 2000, an increase of $13.9 million, or 4.8%. This increase, which includes a 1.2% increase in same store sales was primarily due to a 3.5% decrease in sales of non-pharmacy products from $198.0 million for fiscal 2000 to $191.0 million for fiscal 2001, offset by a 22.0% increase in pharmacy sales from $94.5 million for fiscal 2000 to $115.3 million for fiscal 2001, including a 26.8% increase in pharmacy sales to Third-Party Plan customers from $79.6 million for fiscal 2000 to $100.9 million for fiscal 2001. The Company attributes the decrease in net sales of non-pharmacy products to the increased level of competition in the Company's markets, to the reduction of promotional pricing to reduce markdown sales, and to the closing of a Cost Cutters store during fiscal 2000, offset by the opening of two new store locations and the acquisition of the inventory and customer list of an independent pharmacy. The number of prescriptions filled (including prescriptions filled for Third-Party Plan customers) was approximately 2,278,000 for fiscal 2001 as compared to approximately 2,037,000 for fiscal 2000, an increase of approximately 241,000, or 11.8%. The number of prescriptions filled for Third-Party Plan customers increased to approximately 1,982,000 for fiscal 2001, as compared to 1,706,000 for fiscal 2000, an increase of approximately 276,000, or 16.2%. Pharmacy sales to non-Third-Party Plan customers were $14.4 million for fiscal 2001 as compared to $14.9 million for fiscal 2000, a decrease of $0.5 million, or 3.4%. This decrease was the result of improved retail prices on pharmacy products, offset by a greater amount of participation of the Company's customers in Third-Party Plans, which resulted in a decrease in the volume of pharmacy products sold to non-Third-Party Plan customers from approximately 331,000 in fiscal 2000 to approximately 296,000 in fiscal 2001.

    Gross profit was $82.4 million for fiscal 2001, as compared to $80.4 million for fiscal 2000, an increase of $2.0 million, or 2.5%. Gross profit as a percentage of net sales was 26.9% for fiscal 2001 as compared to 27.5% for fiscal 2000. This 0.6% decrease in gross profit as a percentage of sales was due primarily to (i) pharmacy sales, which generate lower margins than sales of non-pharmacy merchandise, representing a higher percentage of total sales in fiscal 2001 as compared to fiscal 2000, and (ii) a decline in the sales of non-pharmacy merchandise due to greater competition in the Company's market and increased markdowns on seasonal merchandise.

    Gross profit on total pharmacy sales, including sales to Third-Party Plan customers, was $21.4 million for fiscal 2001 as compared to $19.0 million for fiscal 2000, an increase of $2.4 million, or 12.6%, which was primarily the result of an increase in sales on a same store basis combined with the maturing of new stores opened in the Company's last three fiscal years. Gross profit on sales to Third-Party Plan customers was $16.1 million for fiscal 2001 as compared to $13.3 million for fiscal 2000, an increase of $2.8 million, or 21.1%, which was primarily the result of an increase in sales of prescriptions to Third-Party Plan customers as a percentage of total sales of prescriptions. Gross profit on sales of pharmacy products to non-Third-Party Plan customers was $5.3 million for fiscal 2001 as compared to $5.7 million for fiscal 2000, a decrease of $0.4 million, or 7.0%, which was primarily the result of a decrease in sales of prescriptions to Third-Party Plan customers as a percentage of total sales of prescriptions.

    Although management expects that sales to Third-Party Plan customers as a percentage of total pharmacy sales will continue to increase, management believes that as this rate of increase slows, margins will stabilize, resulting in pharmacy gross profit growth that more closely approximates pharmacy sales growth rates. Management believes that the rate of increase in sales to Third-Party Plan customers as a percentage of total pharmacy sales will slow because the current growth rate, if continued, would reach the point at which almost all members of the population who may be eligible for enrollment in Third-Party Plans will be so covered. However, management believes there will always be some pharmacy customers who do not enroll in Third-Party Plans. The Company is unable to estimate when this increase will slow, or stop, if at all. Because of the lower margins on prescription sales to Third-Party Plan participants, management believes that the increase in Third-Party Plan prescription sales as a percentage of total pharmacy sales will negatively impact profit margin, although this may be partly or wholly offset by the increases in non-pharmacy sales that may result from increased floor traffic associated with increased pharmacy sales. There can be no assurance, however, that the increase in Third-Party Plan prescription sales as a percentage of total prescription sales will continue, or that any resulting decrease in pharmacy margins will be offset by higher margins on non-pharmacy merchandise.

    Gross profit on non-pharmacy sales was $61.0 million for fiscal 2001 as compared to $61.4 million for fiscal 2000, a decrease of $0.4 million or 0.7%. Gross profit as a percentage of non-pharmacy sales was 31.9% for fiscal 2001 as compared to 31.0% for fiscal 2000, an increase of 0.9%. This 0.9% increase in gross profit as a percentage of sales is due primarily to better purchasing that resulted in fewer markdown sales.

    Selling, general and administrative expense as a percentage of net sales was 22.8% for fiscal 2001 as compared to 22.2% during fiscal 2000. This increase in selling, general and administrative expense as a percentage of net sales is primarily due to a increases in the cost of compensation for pharmacy personnel that was the result of the continuing shortage of pharmacists compounded by a reduction in sales of non-pharmacy merchandise.

    Depreciation and amortization expense for fiscal 2001 was $6.1 million as compared to $5.9 million for fiscal 2000, an increase of $0.2 million, or 3.4%. This increase resulted from the higher level of depreciation expense associated with the number of stores opened during the current and two prior fiscal years as well as due to the increased level of expenditures to implement new technologies.

    Other income, net was $0.9 million for fiscal 2001 as compared to $0.4 million for fiscal 2000, an increase of $0.5 million. Excluding the $0.6 million of income received during fiscal 2001 as a member of the drug pricing class action litigation, other income, net was $0.3 million for fiscal 2001 as compared to $0.4 million for fiscal 2000, a decrease of $0.1 million. This decrease was the result of a lower amount of sub-lease rental income received during fiscal 2001.

    The Company's net interest expense was $8.5 million for fiscal 2001 as compared to $8.1 million for fiscal 2000, an increase of $0.4 million, or 4.9%, resulting from higher average balances borrowed against the Company's revolving line of credit and a higher average interest rate incurred against those borrowed balances. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $2.2 million during fiscal 2001 as compared to $2.0 million during fiscal 2000, an increase of $0.2 million, resulting from the compounding of interest on the outstanding subordinated debt.

    The Company's provision for income taxes was $0.3 million for fiscal 2001 as compared to $1.5 million for fiscal 2000, a decrease of $1.2 million, or 80.0%, which was primarily the result of the lower income before income taxes in fiscal 2001. The Holding Company experienced a benefit from income taxes of $0.8 million in fiscal 2001 as compared to a benefit of $0.7 million for fiscal 2000, an increase of the benefit of $0.1 million which was related to the interest expense incurred on the outstanding subordinated debt. The Company's effective tax rate is consistently higher than the statutory tax rates and varies from period to period, due to amortization of goodwill and of beneficial leaseholds that are not deductible when calculating taxable income.

    The Company incurred a net loss during fiscal 2001 of $1.8 million as compared to no net income or loss for fiscal 2000, a decrease of $1.8 million, which is primarily due to higher gross profit which was more than offset by increased levels of selling, general and administrative expenses, interest, depreciation and amortization incurred. The Holding Company incurred a net loss of $1.5 million for fiscal 2001 as compared to a net loss of $1.3 million during fiscal 2000. This increase in the net loss of $0.2 million is due to the higher amount of accrued interest on the Subordinated Notes.

COMPARISON OF FISCAL 2000 WITH FISCAL 1999

    Net sales for fiscal 2000 were $292.5 million as compared to $275.3 million for fiscal 1999, an increase of $17.2 million, or 6.2%. The results for fiscal 2000 include fifty-two weeks while the results for fiscal 1999 include fifty-three weeks. Net sales for fiscal 1999 exclusive of the fifty-third week ("Comparable fiscal 1999") were $270.5 million as compared to $292.5 million for fiscal 2000, an increase of $22.0 million, or 8.1%. This increase, which includes a 2.8% increase in same store sales on a comparable fifty-two week basis, was primarily due to (i) a 2.6% increase in sales of non-pharmacy products from $193.0 million for Comparable fiscal 1999 to $198.0 million for fiscal 2000, and (ii) a 21.2% increase in pharmacy sales from $78.0 million for Comparable fiscal 1999 to $94.5 million for fiscal 2000, including a 27.8% increase in pharmacy sales to Third-Party Plan customers from $62.3 million for Comparable fiscal 1999 to $79.6 million for fiscal 2000. The Company attributes the increase in net sales of non-pharmacy products to the opening of three new store locations, the acquisition of the inventory and the customer lists of two independent pharmacies offset by the closing of one Cost Cutters store during fiscal 2000 in addition to the opening of five new store locations and the acquisition of the inventory and the customer lists of two independent pharmacies during Comparable fiscal 1999, as well as to increased customer traffic in the Company's stores associated with the increase in total pharmacy sales. The number of prescriptions filled (including prescriptions filled for Third-Party Plan customers) was approximately 2,037,000 for fiscal 2000 as compared to approximately 1,843,000 for Comparable fiscal 1999, an increase of approximately 194,000, or 10.5%. The number of prescriptions filled for Third-Party Plan customers increased to approximately 1,706,000 for fiscal 2000, as compared to 1,482,000 for Comparable fiscal 1999, an increase of approximately 224,000, or 15.1%. Pharmacy sales to non-Third-Party Plan customers were $14.9 million for fiscal 2000 as compared to $15.7 million for Comparable fiscal 1999, a decrease of $0.8 million, or 5.1%. This decrease was the result of improved retail prices on pharmacy products, offset by a greater amount of participation of the Company's customers in Third-Party Plans which resulted in a decrease in the volume of pharmacy products sold to non-Third-Party Plan customers from approximately 361,000 in Comparable fiscal 1999 to approximately 331,000 in fiscal 2000.

    Gross profit was $80.4 million for fiscal 2000, as compared to $77.5 million for fiscal 1999, an increase of $2.9 million, or 3.7%. Gross profit as a percentage of net sales was 27.5% for fiscal 2000 as compared to 28.2% for fiscal 1999. This 0.7% decrease in gross profit as a percentage of sales was due primarily to (i) pharmacy sales, which generate lower margins than sales of non-pharmacy merchandise, representing a higher percentage of total sales in fiscal 2000 as compared to fiscal 1999, (ii) the incurrence of an increase in LIFO reserve in fiscal 2000 of $2.0 million as compared to an increase in LIFO reserve in fiscal 1999 of $1.4 million, and (iii) a decline in the margin on non-pharmacy merchandise due to greater competition in the Company's market and increased markdowns on seasonal merchandise.

    Gross profit on total pharmacy sales, including sales to Third-Party Plan customers, was $19.0 million for fiscal 2000 as compared to $16.6 million for fiscal 1999, an increase of $2.4 million, or 14.5%, which was primarily the result of an increase in sales on a same store basis combined with the maturing of new stores opened in the Company's last three fiscal years. Gross profit on sales to Third-Party Plan customers was $13.3 million for fiscal 2000 as compared to $10.7 million for fiscal 1999, an increase of $2.6 million, or 24.3%, which was primarily the result of an increase in sales of prescriptions to Third-Party Plan customers as a percentage of total sales of prescriptions. Gross profit on sales of pharmacy products to non-Third-Party Plan customers was $5.7 million for fiscal 2000 as compared to $5.9 million for fiscal 1999, a decrease of $0.2 million, or 3.4%, which was primarily the result of a decrease in sales of prescriptions to Third-Party Plan customers as a percentage of total sales of prescriptions.

    Gross profit on non-pharmacy sales was $61.4 million for fiscal 2000 as compared to $60.9 million for fiscal 1999, an increase of $0.5 million or 0.8%. Gross profit as a percentage of non-pharmacy sales was 31.0% for fiscal 2000 as compared to 31.1% for fiscal 1999, a decrease of 0.1%. This 0.1% decrease in gross profit as a percentage of sales is due primarily to the fact that the Company incurred an increase in LIFO reserve in fiscal 2000 of $2.0 million as compared to an increase in LIFO reserve in fiscal 1999 of $1.4 million, to a decline in the margin on non-pharmacy merchandise due to greater competition in the Company's market and to an increase in the amount of markdowns taken on seasonal merchandise.

    Selling, general and administrative expense as a percentage of net sales was 22.2% for fiscal 2000 as compared to 22.6% during fiscal 1999, a decrease of 0.4%. Excluding the one-time consulting engagement fees paid in the amount of $0.4 million during fiscal 1999, selling, general and administrative expense as a percentage of sales was 22.2% for fiscal 2000 as compared to 22.5% for fiscal 1999, a decrease of 0.3%. This decrease in selling, general and administrative expense as a percentage of net sales is primarily due to a greater rate of growth of total net sales from fiscal 1999 to fiscal 2000 of 6.2% as compared to the increase in total selling, general and administrative expense from $62.3 million for fiscal 1999 to $65.0 million for fiscal 2000, or an increase of 4.3%.

    Depreciation and amortization expense for fiscal 2000 and fiscal 1999 was $5.9 million. Other income, net was $0.4 million for fiscal 2000 as compared to $0.8 million for fiscal 1999, a decrease of $0.4 million, which is the result of the one-time gain on the repurchase of an aggregate of $6.0 million in aggregate principal amount of Senior Notes in fiscal 1999.

    The Company's net interest expense was $8.1 million for fiscal 2000 as compared to $8.0 million for fiscal 1999, an increase of $0.1 million, or 1.3%, resulting from higher average balances borrowed against the Company's revolving line of credit. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $2.0 million during fiscal 2000 as compared to $1.8 million during fiscal 1999, an increase of $0.2 million, resulting from the compounding of interest on the outstanding subordinated debt.

    The Company's provision for income taxes was $1.5 million for fiscal 2000 as compared to $1.6 million for fiscal 1999, a decrease of $0.1 million, or 6.3%, which was primarily the result of the lower income before income taxes in fiscal 2000. The Holding Company experienced a benefit from income taxes of $0.7 million in fiscal 2000 as compared to a benefit of $0.8 million in fiscal 1999 related to the interest expense incurred on the outstanding subordinated debt. The Company's effective tax rate is consistently higher than the statutory tax rates, and varies from period to period, due to amortization of goodwill and of beneficial leaseholds that are not deductible when calculating taxable income.

    The Company had no net income or loss during fiscal 2000 as compared to net income of $0.2 million for fiscal 1999, a decrease of $0.2 million, which is primarily due to lower operating income and to increased levels of interest, depreciation and amortization incurred. The Holding Company incurred a net loss of $1.3 million for fiscal 2000 as compared to a net loss of $1.2 million during fiscal 1999. This increase in the net loss of $0.1 million was due to the higher amount of accrued interest on the Subordinated Notes.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

    During fiscal 2001, cash from operations was $3.2 million as compared to cash from operations of $3.1 million during fiscal 2000, an increase in cash from operations of $0.1 million. The increase in cash from operations is primarily the result of a net loss offset by a reduction in inventories and accounts payable. Cash used in investing activities was $2.3 million during fiscal 2001 as compared to $5.3 million during fiscal 2000, a decreased use of cash of $3.0 million, which was the result of a lower level of expenditures related to fewer new store openings in fiscal 2001 as compared to fiscal 2000, and by a lower amount of expenditures to purchase independent pharmacies in fiscal 2001 as compared to fiscal 2000. Cash provided by financing activities was $0.9 million during fiscal 2001 as compared to cash provided by financing activities of $2.3 million during fiscal 2000. During fiscal 2001, the cash provided by financing activities resulted from the net repayments on the Company's revolving line of credit in the amount of $1.3 million offset by a cash overdraft of $2.1 million while the cash provided by financing activities during fiscal 2000 consisted primarily of net revolver borrowings of $0.1 million and a cash overdraft of $2.2 million.

    During fiscal 2000, cash from operations was $3.1 million as compared to cash used by operations of $2.6 million during fiscal 1999, an increase in cash from operations of $5.7 million. The increase in cash from operations is primarily the result of a lower net income, a lower investment in inventory related to the lower rate of new store openings during fiscal 2000 as compared to fiscal 1999, a lower growth in Third-Party Plan prescription receivables, an increase in prepaid expenses, and an increase in the deferred tax liability, offset by a greater amount of supplier advances received and an increase in accounts payable and accrued expenses. Cash used in investing activities was $5.3 million during fiscal 2000 as compared to $6.1 million during fiscal 1999, an increased use of cash of $0.8 million, which was the result of a lower level of expenditures related to fewer new store openings in fiscal 2000 as compared to fiscal 1999, offset by a greater amount of expenditures to purchase independent pharmacies in fiscal 2000 as compared to fiscal 1998. Cash provided by financing activities was $2.4 million during fiscal 2000 as compared to cash used in financing activities of $1.8 million during fiscal 1999. During fiscal 2000, the cash provided by financing activities resulted from the net proceeds of borrowings on the Company's revolving line of credit in the amount of $0.1 million and a cash overdraft of $2.3 million while the cash used in financing activities during fiscal 1999 consisted primarily of net revolver borrowings of $1.2 million and a cash overdraft of $3.6 million offset by $5.6 million used for the repurchase of $6.0 million aggregate principal amount of Senior Notes and $1.1 million used for the payment of a dividend to the common shareholders of the Holding Company.

    Historically, cash flows from operations, augmented when necessary by borrowing under the Company's commercial loan facilities, have been sufficient to fund working capital needs, investing activities, consisting primarily of capital expenditures, and financing activities, consisting of interest payments and repayments of term and revolving loans outstanding. Working capital was $21.8 million, $18.9 million, $16.9 million and $20.5 million on July 28, 2001, July 29, 2000, July 31, 1999, and July 25, 1998, respectively.

    To date, the Company has repurchased $6.0 million of its outstanding Senior Notes. The Company may in the future repurchase additional Senior Notes if it is able to obtain appropriate waivers under its revolving credit facility and if such Senior Notes are available for repurchases at prices that are attractive to the Company. Any such repurchases could affect the Company's ability to cover its debt service obligations and working capital requirements in the future.

    In the last few years, the Company's capital requirements primarily resulted from opening and stocking new stores, remodeling and refurbishing existing stores and continuing development of new management information systems. The Company has opened 28 new stores since 1990. The Company estimates that the average initial new store investment is between $0.3 million and $0.6 million, not including inventory costs which may range from $0.4 million to $0.5 million. Such costs may be slightly higher in the event that the Company elects to purchase prescription customer files from existing drugstores in the area in which such stores are opened. Depending on the availability of suitable locations, the Company intends to open an average of two to five new Drug Fair stores annually over the next several years, and may open additional Drug Fair storefronts at Cost Cutters locations. In the event that the Company is successful in opening four new stores in each of the next several years, the Company could incur opening expenses of between approximately $2.8 million and approximately $4.4 million (including inventory costs). Since fiscal 1995, new Drug Fair stores have not been profitable on an operating basis, prior to the allocation of corporate overhead, until an average of 36 months after opening.

    Of the Company's 53 stores, 32 have been opened since 1989 and all of the remaining 21 stores have been refurbished since 1991. The total cost of this refurbishment program was approximately $3.0 million or approximately $125,000 per store. The Company also spends approximately $0.5 million annually to update its point of sale network and other management information systems and, as part of this effort, the Company completed the installation of the remaining modules of a comprehensive processing system from JDA in late September 1998.

    On May 21, 1998, the Company entered into a lease for new warehouse and office facilities in Somerset, New Jersey. This lease, which expires on March 21, 2004, provides for the lease of approximately 204,000 square feet of warehouse and office space. The Company occupied this new facility in September 1998 and has vacated its prior corporate offices and two warehouse facilities.

    The Company has no current long-term debt outstanding other than the Senior Notes. On October 6, 1998, the Company repurchased an aggregate of $5.0 million principal amount of Senior Notes at a purchase price of $930 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On
October 13, 1998, the Company repurchased an additional $1.0 million principal amount of Senior Notes at a purchase price of $925 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. Since October 15, 1998, $74.0 million aggregate principal amount of Senior Notes has remained outstanding. The Company's interest obligations, payable semi-annually, under the Senior Notes will aggregate $7.6 million in fiscal 2002 and each fiscal year thereafter until maturity of the Senior Notes. The repurchases described above were made pursuant to a resolution adopted by the Board of Directors of the Company on September 16, 1998 that authorized the repurchase of up to $6.0 million aggregate principal amount of Senior Notes. The Company may repurchase additional Senior Notes from time to time as authorized by its Board of Directors and subject to the conditions of the Company's revolving credit facility.

    After the issuance of the Senior Notes on October 25, 1997, the Company's total debt increased from approximately $29.5 million to approximately
$80.2 million, resulting in a corresponding increase in the Company's interest expense obligations. Of the $80.0 million of proceeds from the issuance of the Senior Notes, $45.0 million was paid to the Holding Company on October 16, 1997 in the form of a dividend, $29.3 million was used to repay the existing long-term debt, and $3.8 million was used to pay transaction fees and expenses, leaving $1.9 million of the proceeds available.

    The Company believes that, based on anticipated levels of operations, it will be able to meet its debt service obligations, including interest payments on the Senior Notes when due and to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of its debt agreements during the remainder of fiscal 2002. The Company's ability to make scheduled payments of principal or interest on, or to refinance, its indebtedness will depend on future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rates and financial, competitive, business and other factors beyond its control. Although the Company's cash flow and borrowings under its credit facility are intended to cover the Company's debt service obligations and working capital requirements over the near term, the Company's current credit facility does not mature until October 2002, and the Senior Notes do not mature until October 2004. Accordingly, the Company's principal financing expenses over the near term are expected to relate to the payment of interest on such indebtedness. The Company expects that substantially all of its borrowings under its current credit facility will bear interest at floating rates, therefore, the Company's financial condition will be affected by any changes in prevailing interest rates. The Company does not believe that its liquidity will be materially affected by the Holding Company's obligations under the Subordinated Notes during the term of the Senior Notes because (i) the Company has not guaranteed the obligations of the Holding Company under its outstanding Subordinated Notes,
(ii) no interest is payable on the Subordinated Notes until their maturity, and
(iii) the maturity date of the Subordinated Notes is subsequent to the maturity date of the Senior Notes.

    The Company entered into its current $20.0 million credit facility simultaneously with the consummation of the sale of the Senior Notes. As of July 28, 2001, the Company did not have any outstanding borrowings under the credit facility. In addition, the Company believes that as of July 28, 2001, the Company's borrowing base under the credit facility was sufficient to support borrowings of up to $20.0 million under such facility. The Company's credit facility is being used primarily for working capital purposes.

THE HOLDING COMPANY

    Although the Holding Company does not conduct operations separate from the Company, the Holding Company has issued $13.25 million (not including accrued interest) in Senior Subordinated Notes due 2005 (the "Subordinated Notes"). Interest on these Subordinated Notes is not currently payable, but accrues at a rate of 10% per annum. In addition, the Holding Company has issued a Guarantee of the Senior Notes. Because the Holding Company does not conduct operations separate from the Company, it is dependent entirely on cash flow generated, and borrowings made, by the Company. Furthermore, the Holding Company has nominal, if any, liquid assets. The Company's ability to make distributions of funds to the Holding Company is limited by the terms of the Indenture governing the Senior Notes (the "Indenture") and the Company's credit facility. Under the terms of the Indenture, any payments by the Company to the Holding Company, other than payments specifically made to satisfy tax obligations of the Holding Company, payments made to satisfy the Holding Company's obligations under the management fee agreements currently in place with BancBoston and Harvest, payments of up to $250,000 per year to provide for the operating expenses of the Holding Company and certain payments not to exceed $500,000 in any fiscal year for the repurchase of equity from departing or deceased directors, officers or employees, must satisfy the conditions set forth in the covenant in the Indenture titled "Limitation on Restricted Payments", including conditions that the Company be able to incur at least $1.00 of additional indebtedness under the debt incurrence ratio described in the Indenture and that the aggregate amount of all such restricted payments not exceed an amount equal to 50% of the aggregate Consolidated Net Income (as defined) of the Company after the issue date of the Senior Notes (or in the event Consolidated Net Income for such period is a deficit then minus 100% of such deficit). Under the terms of the Company's credit facility, the Company is prohibited from paying dividends to the Holding Company in excess of (i) payments to the Holding Company in an amount, not to exceed $250,000 in the aggregate per fiscal year, sufficient to pay reasonable and necessary operating expenses and other general corporate expenses, and (ii) cash dividends to the Holding Company to the extent necessary to permit the Holding Company to repurchase equity securities of the Holding Company held by departing or deceased directors, officers or employees of the Holding Company or the Company, subject to a maximum on such repurchases of $500,000 in the aggregate in any fiscal year and a maximum of $2,000,000 in the aggregate during the period from the date of the Company's credit facility through October 16, 2002.

    The Holding Company believes that, based on anticipated levels of operations of the Company, distributions from the Company will be sufficient to permit the Holding Company to meet its obligations under the Subordinated Notes and its Guarantee of the Senior Notes when they become due. Because the Company will be restricted in making distributions to the Holding Company in the event that it is unable to fulfill its obligations under the Senior Notes, in the event of such a default it is unlikely that the Holding Company will be able to fulfill its obligations under its Guarantee of the Senior Notes. The Holding Company's ability to make scheduled payments of principal and interest on, or to refinance the Subordinated Notes, will depend on the future operating performance and cash flow of the Company, which are subject to prevailing economic conditions, prevailing interest rates and financial, competitive, business and other factors beyond the control of the Company and the Holding Company.

SEASONALITY

    The business of the Company is seasonal in nature. Historically, the Company's revenues and income are highest during its second and fourth fiscal quarters, with the second quarter being the highest due to the holiday season.

INFLATION

    The Company believes that inflation has not had a material impact on results of operations for the Company during the three year period ended July 28, 2001.

CERTAIN RISKS

    The Company is subject to certain risks, including:

    "FREEDOM OF CHOICE" AND "ANY WILLING PROVIDER" LEGISLATION. In July 1994, New Jersey adopted "Freedom of Choice" legislation that requires Third-Party Plans to allow their customers to purchase prescription drugs from the provider of their choice as long as the provider meets uniformly established requirements, and "Any Willing Provider" legislation that requires each Third-Party Plan that has entered into an agreement with a prescription provider to permit other prescription providers to enter into agreements under the same terms and conditions. If this legislation were repealed, larger national drugstore chains could enter into exclusive contracts with Third-Party Plans, which could reduce the Company's sales of prescriptions and potentially non-prescription items as well. In addition, since none of the states surrounding New Jersey (other than Delaware) has enacted similar legislation, the Company may be at a disadvantage if it chooses to expand outside of New Jersey.

    GOVERNMENT REGULATION AND REIMBURSEMENT PROGRAMS. The Company is subject to numerous federal, state, and local licensing and registration regulations with respect to, among other things, its pharmacy operations. Violations of any such regulations could result in various penalties, including suspension or revocation of the Company's licenses or registrations or monetary fines, which could have a material adverse effect on the Company's financial condition and results of operations.

    Federal and New Jersey law requires the Company's pharmacists to offer free counseling to customers about their medication. In addition, the Company's pharmacists are required to conduct a prospective drug review before any new prescriptions are dispensed, and may conduct a similar review prior to refilling any prescriptions. New Jersey also regulates the dispensing of over-the-counter controlled dangerous substances. These requirements could result in increased costs to the Company.

    MEDICAID AND MEDICARE. A portion of the Company's services are reimbursed by government sponsored programs such as Medicaid and Medicare, with the remainder being reimbursed by individual patients or Third-Party Plans. If the Company were to fail to comply with reimbursement regulations, or if such reimbursement programs were modified, the Company's business could be adversely affected. The Company is also subject to laws prohibiting the submission of false or fraudulent claims and certain financial relationships between health care providers that are intended to induce the referral of patients, or the recommendations of particular items or services. Violation of these laws could result in loss of licensure, civil and criminal penalties, and exclusion from federal health care programs.

    EMPLOYMENT REGULATION. The Company is subject to employment laws governing minimum wage requirements, overtime and working conditions. An increase in the minimum wage rate, employee benefit costs, or other costs associated with employees could adversely affect the Company.

    POTENTIAL GROWTH AND EXPANSION. The Company has grown in recent years by opening new stores, remodeling and relocating existing stores and refining the product mix in existing stores. The ability of the Company to continue to grow in the future will depend on factors including existing and emerging competition, the availability of working capital to support growth, the Company's ability to manage costs and maintain margins in the face of pricing pressures, and the ability to recruit and train additional qualified personnel. New stores that the Company opens may not be profitable.

    RESTRICTIONS ON THE COMPANY. Both the Indenture governing the Senior Notes and the Company's revolving credit facility impose on the Company certain requirements and restriction, such as a requirement that the Company maintain certain financial ratios and satisfy certain financial tests, limitations on capital expenditures, and restrictions on the ability of the Company to incur debt, pay dividends, or take certain other corporate actions. These limitations may restrict the Company's ability to pursue its business strategies.

    LIQUIDITY. There can be no assurance that the Company will generate sufficient cash flow to pay interest and principal on its Senior Notes due in 2004, of which $74.0 million aggregate principal amount was outstanding at October 26, 2001. There can be no assurance that the Company will have sufficient cash available or will be able to raise sufficient cash to pay the principal of the Senior Notes in 2004.

    COMPETITION. The industries in which the Company operates are highly competitive.

    TRADE NAMES, SERVICE MARKS AND TRADEMARKS. The Company uses various trade names, service marks and trademarks, including "Drug Fair" and "Cost Cutters," in the conduct of its business. A third party registered the service mark "Cost Cutters," but does not currently operate in the Company's market areas. If such third party commences operations in the Company's geographic market areas or licenses the use of the name to a third party, the Company could be required to stop using the name "Cost Cutters." In addition, any of the Company's other trade names, service marks or trademarks could be challenged or invalidated in the future.

    ECONOMIC CONDITIONS AND REGIONAL CONCENTRATION. All of the Company's stores are located in northern and central New Jersey. As a result, the Company is sensitive to economic, competitive, and regulatory conditions in that region.

    LEASE RENEWALS ON THE COMPANY'S STORES. All of the Company's stores are leased. Although the Company has historically been successful in renewing its most important store leases when they have expired, there can be no assurance that the Company will continue to be able to do so.

    LEVERAGE. In connection with the Company's issuance of the Senior Notes, the Company incurred a significant amount of indebtedness and, as a result, the Company is highly leveraged. The Company is permitted to incur substantial additional indebtedness in the future, subject to certain limitations contained in the Indenture governing the Senior Notes.

    CONTROLLING STOCKHOLDERS. The Holding Company owns all of the outstanding capital stock of the Company. The existing stockholders of the Holding Company, which include the Company's President and Chief Executive Officer, certain entities affiliated with the other directors of the Company, and other officers and employees of the Company, own all of the outstanding common stock of the Holding Company. These stockholders have the power to appoint new management and approve any action requiring the approval of the Company's stockholders, including adopting amendments to the Company's charter and approving mergers or sales of substantially all of the Company's assets.

    DEPENDENCE ON KEY PERSONNEL. The success of the Company depends upon the efforts, abilities and expertise of its executive officers and other key employees, including its Chief Executive Officer and President. The loss of the services of any key employees could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Neither the Company nor the Holding Company engages in trading market risk sensitive instruments or purchases hedging instruments or "other than trading" instruments that are likely to expose the Company or the Holding Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. Neither the Company nor the Holding Company has purchased options or entered into swaps or forward or futures contracts. The ability of the Company and the Holding Company (as guarantor) to make periodic interest payments on the Senior Notes, at a fixed rate of 10 1/4%, is not directly affected by fluctuations in the market. The Company's primary market risk exposure is that of interest rate risk on borrowings under the Company's revolving credit facility, which are subject to interest rates based either on the lender's prime rate or London Interbank Offered Rate ("LIBOR"), and a change in the applicable interest rate would affect the rate at which the Company could borrow funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          COMMUNITY DISTRIBUTORS, INC.

                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
Report of independent accountants...........................     28
Balance sheets at July 28, 2000, and July 28, 2001..........     29
Statements of income for the years ended July 31, 1999,
  July 29, 2000, and July 28, 2001..........................     30
Statements of cash flows for the years ended July 31, 1999,
  July 29, 2000, and July 28, 2001..........................     31
Statements of stockholder's deficit for the years ended
  July 31, 1999, July 29, 2000, and July 28, 2001...........     32
Notes to financial statements...............................     33

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder of
Community Distributors, Inc.:

    In our opinion, the accompanying balance sheets and the related statements of income, cash flows and stockholder's deficit present fairly, in all material respects, the financial position of Community Distributors, Inc. at July 28, 2001 and July 29, 2000, and the results of its operations and its cash flows for each of the three years in the period ended July 28, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                        PRICEWATERHOUSECOOPERS LLP

New York, New York
October 5, 2001

                          COMMUNITY DISTRIBUTORS, INC.

                                 BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   AT              AT
                                                              JULY 29, 2000   JULY 28, 2001
                                                              -------------   -------------
                                          ASSETS:
Current Assets:
Cash and cash equivalents...................................     $    464        $  2,215
Accounts receivable.........................................        7,356           7,547
Inventories.................................................       37,076          33,949
Prepaid expenses and other current assets...................        1,625           1,341
                                                                 --------        --------
  Total current assets......................................       46,521          45,052
                                                                 --------        --------
Property and Equipment:
Leasehold improvements......................................        8,940           9,601
Furniture, fixtures and equipment...........................       16,130          17,424
Automobiles and trucks......................................          882             864
                                                                 --------        --------
                                                                   25,952          27,889
Less: Accumulated depreciation and amortization.............      (12,114)        (15,591)
                                                                 --------        --------
Property and equipment, net.................................       13,838          12,298
                                                                 --------        --------
Beneficial leaseholds, net..................................          751             594
Other assets................................................        1,708           1,779
Deferred financing costs, net...............................        2,139           1,618
Deferred tax assets.........................................        2,130           2,406
Goodwill, net...............................................       27,772          25,856
                                                                 --------        --------
  Total assets..............................................     $ 94,859        $ 89,603
                                                                 ========        ========

                          LIABILITIES AND STOCKHOLDER'S DEFICIT:
Current Liabilities:
Revolver Borrowings.........................................     $  1,250        $     --
Accounts payable............................................       17,220          14,101
Accrued liabilities.........................................        5,450           5,234
Deferred tax liabilities....................................        2,452           2,166
Current portion of supplier advances........................          993             650
Income taxes payable........................................          222           1,070
                                                                 --------        --------
  Total current liabilities.................................       27,587          23,221
Long-term debt..............................................       74,000          74,000
Supplier advances, net of current portion...................        2,762           2,359
Other liabilities...........................................        3,195           3,821
Due to parent...............................................        2,594           3,270
                                                                 --------        --------
  Total liabilities.........................................      110,138         106,671
                                                                 --------        --------
Commitments and contingencies
                                  STOCKHOLDER'S DEFICIT:
Common stock, $.01 par value, 1,000 shares authorized,
  issued and outstanding....................................           --              --
Additional paid-in capital..................................           --              --
Retained earnings...........................................        2,263             474
Distribution in excess of capital...........................      (17,542)        (17,542)
                                                                 --------        --------
  Total stockholder's deficit...............................      (15,279)        (17,068)
                                                                 --------        --------
  Total liabilities and stockholder's deficit...............     $ 94,859        $ 89,603
                                                                 ========        ========

   The accompanying notes are an integral part of these financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                              STATEMENTS OF INCOME

                             (DOLLARS IN THOUSANDS)

                                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                               JULY 31, 1999        JULY 29, 2000        JULY 28, 2001
                                             ------------------   ------------------   ------------------
Net sales..................................       $275,270             $292,513             $306,381
Cost of sales..............................        197,812              212,067              223,972
                                                  --------             --------             --------
  Gross profit.............................         77,458               80,446               82,409
Selling, general and administrative
  expenses.................................         62,317               65,021               69,998
Administrative fees........................            250                  250                  250
Depreciation and amortization..............          5,910                5,915                6,122
Other income, net..........................            805                  440                  928
                                                  --------             --------             --------
  Operating income.........................          9,786                9,700                6,967
Interest expense, net......................          8,033                8,142                8,452
                                                  --------             --------             --------
  Income (loss) before income taxes........          1,753                1,558               (1,485)
Provision for income taxes.................          1,574                1,510                  304
                                                  --------             --------             --------
  Net income (loss)........................       $    179             $     48             $ (1,789)
                                                  ========             ========             ========

   The accompanying notes are an integral part of these financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                             (DOLLARS IN THOUSANDS)

                                                        FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                                          JULY 31, 1999        JULY 29, 2000        JULY 28, 2001
                                                        ------------------   ------------------   ------------------
Cash flows from operating activities:
  Net income (loss)...................................       $    179             $     48             $ (1,789)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization.....................          5,058                5,705                5,876
    Amortization of deferred financing costs..........            767                  520                  521
    Deferred rent liabilities.........................            585                  641                  662
    LIFO provision....................................          1,358                1,958                 (819)
    Gain on repurchase of senior notes................           (395)                  --                   --
    Gain on sale of property and equipment............             --                   63                   --
    Changes in operating assets and liabilities:
      Accounts receivable.............................         (4,161)              (2,116)                (191)
      Inventories.....................................         (7,899)              (3,247)               3,946
      Prepaid expenses and other current assets.......             --                 (612)                 284
      Other assets....................................            292                    2                   --
      Deferred tax assets.............................           (234)              (1,150)                (276)
      Due to parent...................................            569                  645                  676
      Deferred tax liabilities........................           (167)                 502                 (286)
      Accounts payable and accrued liabilities........            308                 (812)              (5,450)
      Income taxes payable............................            485                 (263)                 848
      Supplier advances...............................            759                1,299                 (746)
      Other liabilities...............................            (74)                 (75)                 (36)
                                                             --------             --------             --------
    Net cash provided by (used in) operating
      activities......................................         (2,570)               3,108                3,220
Cash flows used in investing activities:
  Capital expenditures................................         (5,438)              (4,359)              (1,937)
  Acquisitions of pharmacy customer lists.............           (645)                (968)                (397)
  Proceeds from sale of fixed assets..................              3                   19                   --
                                                             --------             --------             --------
    Net cash used in investing activities.............         (6,080)              (5,308)              (2,334)
Cash flows (used in) provided by financing activities:
  Proceeds from issuance of Senior Notes..............             --                   --                   --
  Distribution to parent..............................         (1,120)                  --                   --
  Debt issuance costs paid............................             --                   --                   --
  Proceeds from revolver borrowings...................         41,960               64,650               93,215
  Payments made on revolver borrowings................        (40,760)             (64,600)             (94,465)
  Repurchase of senior notes..........................         (5,605)                  --                   --
  Cash overdraft......................................          3,690                2,329                2,115
  Payments made on long-term debt.....................             --                   --                   --
  Capital received from parent........................             --                   --                   --
                                                             --------             --------             --------
    Net cash (used in) provided by financing
      activities......................................         (1,835)               2,379                  865
                                                             --------             --------             --------
    Net increase (decrease) in cash and cash
      equivalents.....................................        (10,485)                 179                1,751
Cash and cash equivalents beginning of period.........         10,770                  285                  464
                                                             --------             --------             --------
Cash and cash equivalents end of period...............       $    285             $    464             $  2,215
                                                             ========             ========             ========
Supplemental disclosures of cash information:
  Cash paid during the period:
    Income taxes......................................       $    815             $  1,782             $     --
                                                             ========             ========             ========
    Interest..........................................       $  8,198             $  8,174             $  8,501
                                                             ========             ========             ========

   The accompanying notes are an integral part of these financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                             (DOLLARS IN THOUSANDS)

                                                                                    DISTRIBUTION        TOTAL
                                                              PAID-IN    RETAINED    IN EXCESS      STOCKHOLDER'S
                                       SHARES     AMOUNT      CAPITAL    EARNINGS    OF CAPITAL    EQUITY (DEFICIT)
                                      --------   ---------   ---------   --------   ------------   ----------------
Balance, July 25, 1998..............   1,000           --          --      3,156       (17,542)          (14,386)
Net income..........................      --           --          --        179            --               179
Distribution to parent..............      --           --          --     (1,120)           --            (1,120)
                                       -----     ---------   ---------   -------      --------          --------
Balance, July 31, 1999..............   1,000           --          --      2,215       (17,542)          (15,327)
Net income..........................      --           --          --         48            --                48
                                       -----     ---------   ---------   -------      --------          --------
Balance, July 29, 2000..............   1,000     $     --    $     --    $ 2,263      $(17,542)         $(15,279)
Net loss............................      --           --          --     (1,789)           --            (1,789)
                                       -----     ---------   ---------   -------      --------          --------
Balance, July 28, 2001..............   1,000     $     --    $     --    $  (474)     $(17,542)         $(17,068)
                                       =====     =========   =========   =======      ========          ========

   The accompanying notes are an integral part of these financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION:

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

    Community Distributors Inc. (the "Company") owns and operates in the State of New Jersey a chain of drug stores under the name "Drug Fair" and a chain of general merchandise stores under the name "Cost Cutters". The Company manages and operates as one business segment. The Company is a wholly-owned subsidiary of CDI Group, Inc. (the "Parent") and under the principles of consolidation would be considered part of the consolidated results of the Parent. These separate Company financial statements and notes to financial statements solely represent the financial position and results of operations of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ACCOUNTING YEAR

    The Company maintains its accounts on a 52-53 week fiscal year ending with the last Saturday in July. The years ended July 29, 2000 and July 28, 2001 each contained 52 weeks, respectively. The year ended July 31, 1999 contained 53 weeks.

REVENUE RECOGNITION

    Sales are net of returns and exclude sales tax. Revenues include sales from all stores operating during the period.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents are considered by the Company to be financial instruments with maturities, when purchased, of three months or less, and are presented at cost which approximates fair value. At July 28, 2001, the Company had issued and outstanding checks in the amount of of $2,115 which are recorded in accounts payable.

INVENTORIES

    Inventories are stated at the lower of cost, using the dollar-value, double extension last-in, first-out method (LIFO), or market. If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $4,893 and $4,074 higher than reported at July 29, 2000 and July 28, 2001, respectively. Management believes that inventories accounted for on a FIFO basis approximates current replacement costs. Inventories are reflected net of reserves for excess/ obsolete/damaged inventories in the amounts of $61 and $82 at July 29, 2000 and July 28, 2001, respectively.

PROPERTY AND EQUIPMENT

    Property and equipment, including computer software costs, are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized over the expected useful life of the improvement or the life of the lease, whichever is shorter. Depreciation expense recorded for the fiscal years ended July 31, 1999, July 29, 2000 and July 28, 2001 was $2,648, $2,988 and $3,202, respectively. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
BENEFICIAL LEASEHOLDS

    Beneficial lease rights have been recorded on purchased leases based on differences between contractual rents under the respective lease agreements and prevailing market rents at the date of the acquisition of the Company. Beneficial lease rights are amortized over the lease terms using the straight-line method. Accumulated amortization at July 29, 2000 and July 28, 2001 was $2,817 and $2,974, respectively.

GOODWILL

    Goodwill, which represents the excess of the Parent's purchase price of acquired assets over the fair market value of net assets of the Company acquired on January 30, 1995 and has been amortized using the straight-line method over twenty years. The Company evaluates the recoverability of goodwill on an annual basis, or earlier, if circumstances indicate that such an evaluation is necessary. The Company's assessment of recoverability considers current and future profitability, estimated undiscounted future cash flows from operations, and any other events or changes in circumstances which indicate that the carrying amount of goodwill may not be recoverable. In the event an impairment of goodwill, or related asset, is indicated to have occurred, the Company's policy is to allocate goodwill to long lived assets on a pro rata basis using the relative fair value of those assets at the date the goodwill arose for purposes of determining the recoverability of long-lived assets. The Company has incurred no impairment of goodwill, or related assets, since its inception. Accumulated amortization as of July 29, 2000 and July 28, 2001 was $10,540 and $12,455, respectively.

    Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets, was issued in June 2001 and the Company will adopt this standard for its fiscal year ending July 27, 2002. FAS 142 eliminates goodwill amortization from the income statement and requires an evaluation of goodwill impairment upon adoption of this standard, as well as subsequent evaluation on an annual basis, and more frequently if circumstances indicate a possible impairment. Subsequent impairments, if any, would be classified as an operating expense. Under this standard, other intangible assets that meet certain criteria will qualify for recording on the balance sheet and will continue to be amortized in the income statement. Adoption of FAS 142 will eliminate annual amortization expense associated with goodwill of approximately $1,916.

DEFERRED FINANCING COSTS

    Deferred financing costs are amortized over the term of the respective borrowings, which is approximately 7 years.

SUPPLIER ADVANCES

    Included in the accompanying balance sheets are $3,756 and $3,009 of advances received related to various inventory supply agreements at July 29, 2000 and July 28, 2001, respectively. Such amounts are being recorded as a reduction of cost of sales as the Company's supply agreement obligations are fulfilled, generally ranging from three to five years from the point that the supplier advance is received. The Company's obligations under the supply agreements are fulfilled through the passage of time for those supply agreements that are for a specific period of time and by the purchasing of inventory for those supply agreements that stipulate the purchasing of a specific amount of inventory. The Company is currently committed to approximately $47,110 of additional purchases under the inventory supply

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) agreements at July 28, 2001. In the event the Company does not fulfill its obligations under the inventory supply agreements, a pro rata portion of the advance will be required to be repaid, approximating the amounts presented in the financial statements as supplier advances at July 28, 2001. The amount presented as the current portion of the supplier advances is estimated by the Company as the amount related to the passage of time and the estimated inventory purchases to be made during the twelve months following July 28, 2001, as applicable to the specific inventory supply agreements.

PREOPENING AND ADVERTISING COSTS

    Costs associated with new stores prior to opening and advertising costs are expensed as incurred. Advertising expense of $2,662, $2,189 and $1,899 for the years ended July 31, 1999, July 29, 2000 and July 28, 2001, respectively is net of co-op advertising rebates received from vendors in the amount of $4,303, $4,196 and $4,000 for the years ended July 31, 1999, July 29, 2000 and July 28, 2001, respectively.

INTEREST EXPENSE (NET)

    Interest expense for the fiscal years ended July 31, 1999, July 29, 2000 and July 28, 2001 which has been recorded net of interest income was:

                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                               JULY 31, 1999        JULY 29, 2000        JULY 28, 2001
                             ------------------   ------------------   ------------------
Interest expense...........        $8,191               $8,164               $8,457
Interest income............          (158)                 (22)                  (5)
                                   ------               ------               ------
Interest expense (net).....        $8,033               $8,142               $8,452
                                   ======               ======               ======

INCOME TAXES

    Deferred tax liabilities and assets are recorded for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities ("Temporary Differences") at enacted tax rates in effect for the years in which the Temporary Differences are expected to reverse.

CONCENTRATIONS OF RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. Such amounts are primarily held in a single major commercial bank. The Company holds no collateral for these financial instruments, and such amounts may, at times, exceed insurable limits.

    All of the Company's stores are located in northern and central New Jersey. As a result, the Company is sensitive to economic, competitive, and regulatory conditions in that region. The success of the Company's future operations will be substantially affected by its ability to compete effectively in New Jersey, and no prediction can be made as to economic conditions in that region.

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and cash equivalents, accounts receivable and accounts payable, as reflected in the accompanying balance sheets approximate their fair value because their maturities are generally less than one year in duration. The Company estimates that the fair value of its long-term fixed rate debt is approximately $29,600. The Company does not utilize derivative financial instruments nor does it engage in hedging activities.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company has reviewed its long-lived assets, such as property, plant and equipment and intangible assets and has concluded that no impairment of long-lived assets existed at July 29, 2000 and July 28, 2001.

RECLASSIFICATION

    Certain prior year amounts were reclassified to conform to 2001 presentations.

3. DEBT:

    Long-term debt consists of the following:

                                                            AT              AT
                                                       JULY 29, 2000   JULY 28, 2001
                                                       -------------   -------------
Senior Notes-due October 15, 2004 interest at 10 1/4%
  payable semi-annually on April 15 and October 15...     $74,000         $74,000
Less, current portion due within one year............          --              --
                                                          -------         -------
Long-term portion....................................     $74,000         $74,000
                                                          =======         =======

    On October 16, 1997, the Company issued $80,000 of 10 1/4% senior notes due in 2004 (the "Senior Notes") which are guaranteed by the Parent. The terms of the Senior Notes include certain restrictive covenants regarding the payment of dividends, the incurrence of debt, the use of proceeds resulting from disposition of assets and certain other defined activities. Under the relevant debt agreements, in the event of a change in control, as defined, the Company is required to repurchase all such outstanding notes.

    On October 16, 1997, the Company also replaced its then existing credit facility with a $20,000 five year revolving credit facility concurrent with the issuance of the $80,000 of senior notes. This facility bears interest at either prime rate or London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the $20,000 five year revolving credit facility is a $5,000 letter of credit facility. The new

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

3. DEBT: (CONTINUED)
facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances. The Company must pay a commitment fee of 1/4 of 1.00% per annum on the daily average unutilized revolving credit facility commitment. For the year ended July 28, 2001, the Company incurred approximately $30 of commitment fees and letter of credit fees under this facility.

    On October 6, 1998, the Company repurchased $5,000 principal amount of Senior Notes at a purchase price of $4,675, plus accrued and unpaid interest. On October 13, 1998, the Company repurchased $1,000 principal amount of Senior Notes at a purchase price of $930, plus accrued and unpaid interest. These repurchases of Senior Notes resulted in a gain of $395 during the year ended July 31, 1999.

4. COMMITMENTS:

LEASES

    The Company conducts all of its warehousing and retailing operations from leased facilities. Annual store rent is composed of a fixed minimum amount, and for certain stores, contingent rent which is based upon a percentage of sales exceeding a stipulated amount. These leases, which may be renewed for periods ranging from five to thirty years, generally provide that the Company pay insurance, maintenance costs and property taxes. These additional charges are subject to escalation for increases in the related costs. Minimum rental commitments under long-term noncancelable operating leases are as follows at July 28, 2001:

FISCAL YEAR ENDING JULY
-----------------------
2002.................................                $ 11,440
2003.................................                  11,384
2004.................................                  11,160
2005.................................                  10,153
2006.................................                  10,239
Thereafter...........................                  56,311
                                                     --------
                                                     $110,687
                                                     ========

    Annual rent expense is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. For the year ended July 31, 1999, July 29, 2000, and July 28, 2001, respectively, total rent expense included:

                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                               JULY 31, 1999        JULY 29, 2000        JULY 28, 2001
                             ------------------   ------------------   ------------------
Fixed minimum rent.........        $10,181              $10,993              $11,826
Contingent rent............            250                  231                  187
                                   -------              -------              -------
Rent expense...............        $10,431              $11,224              $12,013
                                   =======              =======              =======

    The Company recognizes rental expense from leases with scheduled rent increases on the straight-line basis. During the years ended July 31, 1999, July 29, 2000, July 28, 2001, the Company

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

4. COMMITMENTS: (CONTINUED)
recognized rent expense in excess of amounts paid of approximately $585, $641, and $662, respectively, which expense is included in the amounts above.

LETTERS OF CREDIT

    Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, aggregate approximately $3,144 and $937 at July 29, 2000 and July 28, 2001.

5. INCOME TAXES:

    The provision for income taxes for the years ended July 31, 1999, July 29, 2000 and July 28, 2001, respectively, consist of the following:

                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                               JULY 31, 1999        JULY 29, 2000        JULY 28, 2001
                             ------------------   ------------------   ------------------
Current....................        $1,760               $2,158                $866
Deferred...................          (186)                (648)               (562)
                                   ------               ------                ----
                                   $1,574               $1,510                $304
                                   ======               ======                ====

    The component of deferred taxes at July 29, 2000 and July 28, 2001 are summarized as follows:

                                                          AT JULY 29,   AT JULY 28,
                                                             2000          2001
                                                          -----------   -----------
Supplier advances, current..............................    $    33       $    12
Inventory...............................................        298           271
Accruals and reserves...................................        692           554
Inventory (LIFO reserve)................................     (3,475)       (3,003)
                                                            -------       -------
Net deferred tax liability-current......................    $(2,452)      $(2,166)
                                                            =======       =======
Depreciation............................................        570           812
Accruals and reserves...................................      1,560         1,594
                                                            -------       -------
Net deferred tax asset-long-term........................    $ 2,130       $ 2,406
                                                            =======       =======

    The following table accounts for the differences between the actual provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the income before provision for income taxes:

                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                               JULY 31, 1999        JULY 29, 2000        JULY 28, 2001
                             ------------------   ------------------   ------------------
Federal statutory tax
  rate.....................          34%                  34%                  (34)%
State and local income
  taxes, net of federal tax
  benefit..................          14%                  13%                    4%
Goodwill amortization......          47%                  50%                   46%
Other......................          (5)%                 --                     4%
                                     --                   --                   ---
                                     90%                  97%                   20%
                                     ==                   ==                   ===

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

6. RELATED PARTY TRANSACTIONS:

    Included in the Company's statements of income for the years ended July 31, 1999, July 29, 2000 and July 28, 2001 are administrative fees of $250, for each of the years, respectively. The Company has entered into administrative fee agreements with certain shareholders of the Parent, whereby these shareholders will provide advisory and consulting services to the Board of Directors. These administrative fee agreements require the Company to pay $250 of administrative fees annually.

7. LITIGATION:

    The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the disposition of these lawsuits should not have a material impact on the Company's consolidated results of operations, financial position, and cash flows.

8. EMPLOYEE BENEFIT PLAN:

    On July 1, 1995, the Company implemented a 401(k) salary deferral plan (the "Plan") which is available to eligible employees, as defined. The Company contributed $4 to the Plan during the year ended July 28, 2001.

9. STOCKHOLDER'S EQUITY:

    On October 16, 1997 the Company paid a dividend to the Parent in the amount of $45,000. The Parent then declared and paid a dividend of $45,000 to its stockholders. The Company's dividend of $45,000 was funded by the proceeds of its offering of $80,000 of senior notes completed in October 1997.

    The $45,000 dividend has been reflected in these financial statements as a return of earnings and capital existing as of the dividend date. The remaining excess of the dividend, $17,542, has been recorded as a distribution in excess of capital.

    On January 4, 1999 the Company paid a dividend to the Parent in the amount of $1,120. The Parent then declared and paid a dividend of $1,120 to its stockholders. The Company's dividend of $1,120 was funded from the Company's operating cash flow.

                         CDI GROUP, INC. AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
Report of independent accountants...........................     41
Consolidated balance sheets at July 29, 2000 and July 28,
  2001......................................................     42
Consolidated statements of operations for the years ended
  July 31, 1999, July 29, 2000, and
  July 28, 2001.............................................     43
Consolidated statements of cash flows for the years ended
  July 31, 1999, and July 29, 2000, and July 28, 2001.......     44
Consolidated statements of stockholders' deficit for the
  years ended July 29, 2000 and
  July 28, 2001.............................................     45
Notes to consolidated financial statements..................     46

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CDI Group, Inc. and Subsidiary:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' deficit present fairly, in all material respects, the financial position of CDI
Group, Inc. and Subsidiary at July 28 2001and July 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 28, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
October 5, 2001

                         CDI GROUP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   AT              AT
                                                              JULY 29, 2000   JULY 28, 2001
                                                              -------------   -------------
                                          ASSETS:
Current Assets:
  Cash and cash equivalents.................................     $    464        $  2,215
  Accounts receivable.......................................        7,389           7,587
  Inventories...............................................       37,076          33,949
  Prepaid expenses and other current assets.................        2,080           1,341
                                                                 --------        --------
    Total current assets....................................       47,009          45,092
                                                                 --------        --------
Property and Equipment:
  Leasehold improvements....................................        8,940           9,601
  Furniture, fixtures and equipment.........................       16,130          17,424
  Automobiles and trucks....................................          882             864
                                                                 --------        --------
                                                                   25,952          27,889
Less: Accumulated depreciation and amortization.............      (12,114)        (15,591)
                                                                 --------        --------
Property and equipment, net.................................       13,838          12,298
                                                                 --------        --------
Beneficial leaseholds, net..................................          751             594
Other assets................................................        1,708           1,779
Deferred financing costs, net...............................        2,139           1,618
Deferred tax assets.........................................        2,130           2,406
Goodwill, net...............................................       27,772          25,856
                                                                 --------        --------
    Total assets............................................     $ 95,347        $ 89,643
                                                                 ========        ========
                          LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities:
  Revolver Borrowings.......................................     $  1,250        $     --
  Accounts payable..........................................       17,220          14,101
  Accrued liabilities.......................................        5,450           5,233
  Deferred tax liabilities..................................        2,452           2,166
  Current portion of supplier advances......................          993             650
  Income taxes payable......................................           --             311
                                                                 --------        --------
    Total current liabilities...............................       27,365          22,461
Long-term debt..............................................       74,000          74,000
Subordinated debt...........................................       22,424          24,665
Supplier advances, net of current portion...................        2,762           2,359
Other liabilities...........................................        3,195           3,821
                                                                 --------        --------
    Total liabilities.......................................      129,746         127,306
                                                                 --------        --------
Commitments and contingencies
Redeemable preferred stock, $1.00 par value, 7,862
  authorized, issued and outstanding at July 29, 2000, and
  July 28, 2001 at net redemption value of $100 per share...          786             786
Redeemable share of Class A voting common stock, 57,963 and
  57,963 shares issued and outstanding at July 29, 2000 and
  July 28, 2001, respectively, at net redemption value......          493             493

                                  STOCKHOLDERS' DEFICIT:
Class A voting common stock, $.00001 par value, authorized
  600,000 shares, 196,632 issued and outstanding at July 29,
  2000 and July 28, 2001....................................           --              --
Class B non-voting common stock, $.00001 par value,
  authorized 600,000 shares, 187,922 issued and outstanding
  at July 29, 2000 and July 28, 2001........................           --              --
Additional paid-in capital..................................           --              --
Retained earnings...........................................       (1,074)         (4,338)
Distribution in excess of capital...........................      (34,604)        (34,604)
                                                                 --------        --------
    Total stockholders' deficit.............................      (35,678)        (38,942)
                                                                 --------        --------
    Total liabilities and stockholders' deficit.............     $ 95,347        $ 89,643
                                                                 ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                               JULY 31, 1999        JULY 29, 2000        JULY 28, 2001
                                             ------------------   ------------------   ------------------
Net sales..................................       $275,270             $292,513             $306,381
Cost of sales..............................        197,812              212,067              223,972
                                                  --------             --------             --------
  Gross profit.............................         77,458               80,446               82,409
Selling, general and administrative
  expenses.................................         62,317               65,021               69,998
Administrative fees........................            250                  250                  250
Depreciation and amortization..............          5,910                5,915                6,122
Other income, net..........................            805                  440                  928
                                                  --------             --------             --------
  Operating income.........................          9,786                9,700                6,967
Interest expense, net......................          9,878               10,172               10,686
                                                  --------             --------             --------
  Income (loss) before income taxes........            (92)                (472)              (3,719)
Provision (benefit) for income taxes.......            947                  833                 (455)
                                                  --------             --------             --------
  Net income (loss)........................       $ (1,039)            $ (1,305)            $ (3,264)
                                                  ========             ========             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                             (DOLLARS IN THOUSANDS)

                                                        FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                                          JULY 31, 1999        JULY 29, 2000        JULY 28, 2001
                                                        ------------------   ------------------   ------------------
Cash flows from operating activities
  Net income (loss)...................................       $ (1,039)            $ (1,305)            $ (3,264)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization.....................          5,058                5,705                5,876
    Amortization of deferred financing costs..........            767                  520                  521
    Deferred rent liabilities.........................            585                  641                  662
    Non-cash interest expense.........................          1,845                2,055                2,234
    LIFO provision....................................          1,358                1,958                 (819)
    Gain on repurchase of Senior Notes................           (395)                  --                   --
    Gain on sale of property and equipment............             --                   63                   --
    Changes in operating assets and liabilities
      Accounts receivable.............................         (4,161)              (2,123)                (191)
      Inventories.....................................         (7,899)              (3,247)               3,946
      Prepaid expenses and other current assets.......            427                 (925)                 284
      Other assets....................................            292                    2                   --
      Deferred tax assets.............................           (234)              (1,150)                (276)
      Deferred tax liabilities........................           (167)                 502                 (286)
      Accounts payable and accrued liabilities........            308                 (812)              (5,450)
      Income taxes payable............................             --                   --                  765
      Supplier advances...............................            759                1,299                 (746)
      Other liabilities...............................            (74)                 (75)                 (36)
                                                             --------             --------             --------
        Net cash provided by (used in) operating
          activities..................................         (2,570)               3,108                3,220
                                                             --------             --------             --------
Cash flows used in investing activities:
  Capital expenditures................................         (5,438)              (4,359)              (1,937)
  Acquisition of pharmacy customer lists..............           (645)                (968)                (397)
  Proceeds from sale of fixed assets..................              3                   19                   --
                                                             --------             --------             --------
        Net cash used in investing activities.........         (6,080)              (5,308)              (2,334)
                                                             --------             --------             --------
Cash flows (used in) provided by financing activities:
  Distribution paid...................................         (1,120)                  --                   --
  Proceeds from revolver borrowings...................         41,960               64,650               93,215
  Payments made on revolver borrowings................        (40,760)             (64,600)             (94,465)
  Cash overdraft......................................          3,690                2,329                2,115
  Repurchase of Senior Notes..........................         (5,605)                  --                   --
                                                             --------             --------             --------
Net cash (used in) provided by financing activities...         (1,835)               2,379                  865
                                                             --------             --------             --------
Net increase (decrease) in cash and cash
  equivalents.........................................        (10,485)                 179                1,751
Cash and cash equivalents beginning of period.........         10,770                  285                  464
                                                             --------             --------             --------
Cash and cash equivalents end of period...............       $    285             $    464             $  2,215
                                                             ========             ========             ========
Supplemental disclosures of cash information:
  Cash paid during the period:
    Income taxes......................................       $    815             $  1,782             $     --
                                                             ========             ========             ========
    Interest..........................................       $  8,198             $  8,174             $  8,501
                                                             ========             ========             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             (DOLLARS IN THOUSANDS)

                                     COMMON STOCK
                                  -------------------               ADDITIONAL              DISTRIBUTION        TOTAL
                                  CLASS A    CLASS B                 PAID-IN     RETAINED   IN EXCESS OF    STOCKHOLDERS'
                                   SHARES     SHARES     AMOUNT      CAPITAL     EARNINGS     CAPITAL      EQUITY (DEFICIT)
                                  --------   --------   ---------   ----------   --------   ------------   ----------------
Balance, July 25, 1998..........  196,632    187,922          --           --      2,390       (34,604)          (32,214)
Net income (loss)...............       --         --          --           --     (1,039)           --            (1,039)
Distribution paid...............       --         --          --           --     (1,120)           --            (1,120)
                                  -------    -------    ---------   ---------    -------      --------          --------
Balance, July 31, 1999..........  196,632    187,922    $     --    $      --    $   231      $(34,604)         $(34,373)
Net income (loss)...............       --         --          --           --     (1,305)           --            (1,305)
                                  -------    -------    ---------   ---------    -------      --------          --------
Balance, July 29, 2000..........  196,632    187,922    $     --    $      --    $(1,074)     $(34,604)         $(35,678)
Net income (loss)...............       --         --          --           --     (3,264)           --            (3,264)
                                  -------    -------    ---------   ---------    -------      --------          --------
Balance, July 28, 2001..........  196,632    187,922    $     --    $      --    $(4,338)     $(34,604)         $(38,942)
                                  =======    =======    =========   =========    =======      ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. ORGANIZATION:

    CDI Group, Inc. (the "Parent") and Subsidiary (collectively referred to as the "Company"), owns and operates in the State of New Jersey a chain of drug stores under the name "Drug Fair" and general merchandise stores under the name "Cost Cutters". The Company manages and operates as one business segment.

    The accompanying consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiary, Community Distributors, Inc. (the "Subsidiary"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ACCOUNTING YEAR

    The Company maintains its accounts on a 52-53 week year ending with the last Saturday in July. The fiscal years ended July 29, 2000, and July 28, 2001 each contained 52 weeks, respectively. The year ended July 31, 1999 contained 53 weeks.

REVENUE RECOGNITION

    Sales are net of returns and exclude sales tax. Revenues include sales from all stores operating during the period.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents are considered by the Company to be financial instruments with maturities, when purchased, of three months or less, and are presented at cost which approximates fair value. At July 28, 2001, the Company had issued and outstanding checks in the amount of $2,115 which are recorded in accounts payable.

INVENTORIES

    Inventories are stated at the lower of cost or market, using the dollar-value, double extension last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $4,893 and $4,074 higher than reported at July 29, 2000 and July 28, 2001, respectively. Management believes that inventories accounted for on a FIFO basis approximates current replacement costs. Inventories are reflected net of reserves for excess/ obsolete/damaged inventories in the amounts of $61 and $82 at July 29, 2000 and July 28, 2001, respectively.

PROPERTY AND EQUIPMENT

    Property and equipment, including computer software costs, are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the expected useful life of the improvement or the life of the lease, whichever is shorter. Depreciation expense recorded for the fiscal years ended July 31, 1999, July 29, 2000, and July 28, 2001 was $2,648, $2,988 and $3,202, respectively. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
BENEFICIAL LEASEHOLDS

    Beneficial leasehold rights existing at the acquisition date have been recorded for acquired leases based on differences between contractual rents under the respective lease agreements and prevailing market rents on the acquisition date. Beneficial leaseholds are amortized over the lease terms using the straight-line method. Accumulated amortization at July 29, 2000 and July 28, 2001 was $2,817 and $2,974, respectively.

GOODWILL

    Goodwill, which represents the excess of the Parent's purchase price of acquired assets over the fair market value of net assets of the Subsidiary acquired on January 30, 1995 and has been amortized using the straight-line method over twenty years. The Company evaluates the recoverability of goodwill on an annual basis or earlier, if circumstances indicate that such an evaluation is necessary. The Company's assessment of recoverability considers current and future profitability, estimated undiscounted future cash flows from operations, and any other events or changes in circumstances which indicate that the carrying amount of goodwill may not be recoverable. In the event an impairment of goodwill, or related asset, is indicated to have occurred, the Company's policy is to allocate goodwill to long lived assets on a pro rata basis using the relative fair value of those assets, at the date the goodwill arose for purposes of assessing the recoverability of long-lived assets. The Company has incurred no impairment of goodwill, or related assets, since its inception. Accumulated amortization as of July 29, 2000 and July 28, 2001 was $10,540 and $12,455, respectively.

    Statement of Financial Accounts Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets, was issued in June 2001 and the Company will adopt this stand for its fiscal year ending July 27, 2002. FAS 142 eliminates goodwill amortization from the income statement and requires an evaluation of goodwill impairment upon adoption of this standard, as well as subsequent evaluation on an annual basis, and more frequently if circumstances indicate a possible impairment. Subsequent impairments, if any, would be classified as an operating expense. Under this standard, other intangible assets that meet certain criteria will qualify for recording on the balance sheet and will continue to be amortized in the income statement. Adoption of FAS 142 will eliminate annual amortization expenses associated with goodwill of approximately $1,916.

DEFERRED FINANCING COSTS

    Deferred financing costs are amortized over the term of the respective borrowings, which is approximately 7 years.

SUPPLIER ADVANCES

    Included in the accompanying consolidated balance sheets are $3,756 and $3,009 of advances received related to various inventory supply agreements at July 29, 2000 and July 28, 2001, respectively. Such amounts are being recorded as a reduction of cost of sales as the Subsidiary's supply agreement obligations are fulfilled, generally ranging from three to five years from the point that the supplier advance is received. The Subsidiary's obligations under the supply agreements are fulfilled through the passage of time for those supply agreements that are for a specific period of time and by the purchasing of inventory for those supply agreements that stipulate the purchasing of a specific amount

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) of inventory. The Subsidiary is currently committed to approximately $47,110 of additional purchases under the inventory supply agreements at July 28, 2001. In the event the Subsidiary does not fulfill its obligations under the inventory supply agreements, a pro rata portion of the advance will be required to be repaid, approximating the amounts presented in the financial statements as supplier advances at July 28, 2001. The amount presented as the current portion of the supplier advances is estimated by the Subsidiary as the amount related to the passage of time and the estimated inventory purchases to be made during the twelve months following July 28, 2001, as applicable to the specific inventory supply agreements.

PRE-OPENING AND ADVERTISING COSTS

    Costs associated with new stores prior to opening and advertising costs are expensed as incurred. Net Advertising expense of $2,662, $2,189 and $1,899 for the years ended July 31, 1999, July 29, 2000 and July 28, 2001, respectively is net of co-op advertising rebates received from vendors in the amount of $4,303, $4,196 and $4,000 for the years ended July 31, 1999, July 29, 2000 and July 28, 2001, respectively.

INTEREST EXPENSE (NET)

    Interest expense recorded for the fiscal years ended July 31, 1999, July 29, 2000 and July 28, 2001, respectively, net of interest income was:

                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                               JULY 31, 1999        JULY 29, 2000        JULY 28, 2001
                             ------------------   ------------------   ------------------
Interest expense...........        $10,043              $10,201              $10,698
Interest income............           (165)                 (29)                 (12)
                                   -------              -------              -------
Interest expense (net).....        $ 9,878              $10,172              $10,686
                                   =======              =======              =======

INCOME TAXES

    Deferred tax liabilities and assets are recorded for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities ("temporary differences") at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

CONCENTRATIONS OF RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. Such amounts are primarily held in a single major commercial bank. The Company holds no collateral for these financial instruments, and such amounts may, at times, exceed insurable limits.

    All of the Subsidiary's stores are located in northern and central New Jersey. As a result, the Company is sensitive to economic, competitive, and regulatory conditions in that region. The success of

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) the Company's future operations will be substantially affected by its ability to compete effectively in New Jersey, and no prediction can be made as to economic conditions in that region.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and cash equivalents, accounts receivable and accounts payable, as reflected in the accompanying consolidated balance sheets approximate their fair value because their maturities are generally less than one year in duration. The Company estimates that the fair value of its long-term fixed rate debt is approximately $54,265. The Company does not utilize derivative financial instruments nor does it engage in hedging activities.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company has review its long-lived assets, such as property, plant and equipment and intangible assets and has concluded that no impairment of long-lived assets existed at July 29, 2000 and July 28, 2001.

RECLASSIFICATION

    Certain prior year amounts were reclassified to conform to 2001 presentations.

3. DEBT:

    Long-term debt consists of the following:

                                                            AT              AT
                                                       JULY 29, 2000   JULY 28, 2001
                                                       -------------   -------------
Senior notes-due October 15, 2004 interest at 10 1/4%
  payable semi-annually on April 15 and October 15...     $74,000         $74,000
Senior subordinated notes and accrued interest-due
  January 31, 2005, principal plus interest at a rate
  of 10% per annum, are payable upon maturity........      22,424          24,665
                                                          -------         -------
    Total............................................      96,424          98,665
  Less, current portion due within one year..........          --              --
                                                          -------         -------
Long-term portion....................................     $96,424         $98,665
                                                          =======         =======

    On January 30, 1995, the Parent issued $13,250 in senior subordinated notes which are due January 31, 2005. Principal on the notes is payable upon maturity plus interest at a rate of 10% per

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. DEBT: (CONTINUED)
annum. Payment of principal and interest on the notes is subordinated to the prior payment in full of all of the Company's obligations under the senior notes and revolving credit facility.

    On October 16, 1997, the Subsidiary issued $80,000 of 10 1/4% senior notes due 2004 (the "Senior Notes) which are guaranteed by the Parent. The terms of the Senior Notes include certain restrictive covenants regarding the payment of dividends, the incurrence of debt, the use of proceeds resulting from disposition of assets and certain other defined activities. Under the relevant debt agreements in the event of a change in control, as defined, the Company is required to repurchase all such outstanding notes.

    On October 16, 1997, the Subsidiary also replaced its then existing credit facility with a $20,000 five-year revolving credit facility concurrent with the issuance of the $80,000 of senior notes. This facility bears interest at either prime rate or London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Subsidiary's eligible accounts receivable and inventory balances, as defined. Included in the $20,000 five-year revolving credit facility is a $5,000 letter of credit facility. The new facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances. The Subsidiary is required to pay a commitment fee of 1/4 of 1.00% per annum on the daily average unutilized revolving credit facility commitment. For the year ended July 29, 2000, the Subsidiary incurred approximately $30 of commitment fees and letter of credit fees under this facility.

    On October 6, 1998, the Subsidiary repurchased $5,000 principal amount of Senior Notes at a purchase price of $4,675, plus accrued and unpaid interest. On October 13, 1998, the Subsidiary repurchased $1,000 principal amount of Senior Notes at a purchase price of $930, plus accrued and unpaid interest. These repurchases of Senior Notes resulted in a gain of $395 during the year ended July 31, 1999.

4. COMMITMENTS:

LEASES

    The Company conducts all of its warehousing and retailing operations from leased facilities. Annual store rent is composed of a fixed minimum amount, and for certain stores, contingent rent which is based upon a percentage of sales, exceeding a stipulated amount. The leases, which may be renewed for periods ranging from five to thirty years, generally provide that the Company pay insurance, maintenance costs and property taxes. These additional charges are subject to escalation for

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. COMMITMENTS: (CONTINUED)
increases in the related costs. Minimum rental commitments under long-term noncancelable operating leases are as follows at July 28, 2001:

FISCAL YEAR ENDING JULY
-----------------------
2002........................................................  $ 11,440
2003........................................................    11,384
2004........................................................    11,160
2005........................................................    10,153
2006........................................................    10,239
Thereafter..................................................    56,311
                                                              --------
                                                              $110,687
                                                              ========

    Annual rent expense is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. For the years ended July 31, 1999, July 29, 2000, and July 28, 2001, respectively, total rent expense included:

                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                               JULY 31, 1999        JULY 29, 2000        JULY 28, 2001
                             ------------------   ------------------   ------------------
Fixed minimum rent.........        $10,181              $10,993              $11,826
Contingent rent............            250                  231                  187
                                   -------              -------              -------
Rent expense...............        $10,431              $11,224              $12,013
                                   =======              =======              =======

    The Company recognizes rental expense for leases with scheduled rent increases on the straight-line basis. During the years ended July 31, 1999, July 29, 2000 and July 28, 2001, the Company recognized rent expense in excess of amounts paid of $585, $641 and $662, respectively, which expense is included in the amounts above.

LETTERS OF CREDIT

    Outstanding letters of credit, guaranteeing certain contingent purchases commitments, which are not reflected in the accompanying financial statements, aggregate approximately $3,144 and $937 at July 29, 2000 and July 28, 2001.

5. INCOME TAXES:

    The provision for income taxes for the years ended July 31, 1999, July 29, 2000, and July 28, 2001, respectively, consist of the following:

                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                               JULY 31, 1999        JULY 29, 2000        JULY 28, 2001
                             ------------------   ------------------   ------------------
Current....................        $1,133               $1,480                $ 107
Deferred...................          (186)                (647)                (562)
                                   ------               ------                -----
                                   $  947               $  833                $(455)
                                   ======               ======                =====

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. INCOME TAXES: (CONTINUED)
    The components of deferred taxes at July 29, 2000 and July 28, 2001 are summarized as follows:

                                                            AT              AT
                                                       JULY 29, 2000   JULY 28, 2001
                                                       -------------   -------------
Supplier advances, current...........................     $    33         $    12
Inventory............................................         298             271
Accruals and reserves................................         692             554
Inventory (LIFO reserve).............................      (3,475)         (3,003)
                                                          -------         -------
    Net deferred tax liability-current...............      (2,452)         (2,166)
                                                          =======         =======
Depreciation.........................................         570             812
Accruals and reserves................................       1,560           1,594
                                                          -------         -------
    Net deferred tax asset-long-term.................     $ 2,130         $ 2,406
                                                          =======         =======

    The following table accounts for the differences between the actual provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the income before income taxes:

                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                               JULY 31, 1999        JULY 29, 2000        JULY 28, 2001
                             ------------------   ------------------   ------------------
Federal statutory tax
  rate.....................            (34)%               (34)%                34%
State and local income
  taxes, net of federal tax
  benefit..................            271%                 46%                 (1)%
Goodwill amortization......            888%                163%                (19)%
Other......................            (96)%                 1%                 (2)%
                                   -------               -----                ----
                                     1,029%                176%                (10)%
                                   =======               =====                ====

6. RELATED PARTY TRANSACTIONS:

    Included in the Company's consolidated statements of income for the years ended July 31, 1999, July 29, 2000, and July 28, 2001 are administrative fees of $250, for each of the years, respectively. The Company has entered into administrative fee agreements with certain shareholders of the Parent, whereby these shareholders will provide advisory and consulting services to the Board of Directors. These administrative fee agreements require the Company to pay $250 of administrative fees annually.

7. REDEEMABLE STOCK:

REDEEMABLE PREFERRED

    On January 30, 1995, 7,500 shares of preferred stock, par value $1.00 per share (the "Preferred Stock"), were issued for $100 per share, for an aggregate consideration of $750. On October 31, 1995, 7,143 shares of Preferred Stock were redeemed by the Company from stockholders and were sold to certain members of management of the Company at the redemption price of $100 per share. At the same time, the management of the Company purchased an additional 362 shares of Preferred Stock at the same price as the initial consideration paid on January 30, 1995. The Company's Preferred Stock is

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. REDEEMABLE STOCK: (CONTINUED)
redeemable at the option of the Company at any time, unless prohibited by the terms of any credit or other financing agreement with any lender to the Company, at a price equal to $100 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting the Preferred Stock (the "Liquidation Value"). On January 31, 2005, unless prohibited by the terms of any credit or other financing agreement with any lender to the Company, the Company will redeem all of the Preferred Stock outstanding at a price per share equal to the Liquidation Value. Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Preferred Stock shall be entitled to be paid the Liquidation Value of the Preferred Stock before any payments could be made to holders of Common Stock.

REDEEMABLE COMMON

    Under certain circumstances defined in the respective stock purchase agreements, up to 57,963 shares of Class A Common Stock can be put back to the Company with a redemption price to be determined under the stock purchase agreement. Such redemption price cannot exceed the original issue price which was ten dollars per share.

LOANS TO OFFICERS AND DIRECTORS

    On October 31, 1995, the Company issued 33,726 shares of Class A Common Stock and 3,643 of Preferred Stock to certain directors and officers of the Company in consideration for a note signed by each director and officer. These notes bear interest at 8.0% and are due on various dates through January 31, 2005. All such shares are pledged as collateral toward these notes.

    The outstanding balance of the notes due from certain directors and officers at July 29, 2000 and July 28, 2001 of $87, has been reflected as a reduction of the redemption value of the related redeemable Preferred and Common Stock.

8. STOCKHOLDERS' EQUITY:

COMMON STOCK

    On January 30, 1995, 212,078 shares of Class A Common Stock par value $.0001 per share and 187,922 shares of Class B Common Stock par value $.0001 per share were issued for consideration of $4,000 (average of $10.00 per share). Class A Common Stock ("Class A") and Class B Common Stock ("Class B") stockholders have the same rights and privileges with the exception that each holder of record of Class A stock is entitled to one vote per share so held, while Class B stockholders have no voting rights. Class A and Class B stockholders are entitled to convert any or all such shares into an equivalent number of Class B and Class A shares, respectively, except in the event that the holder of Class B is a bank holding company or subsidiary thereof and such holder is restricted by applicable banking laws from holding any (or any additional) shares with voting rights. The conversion feature of the Class A and Class B shares only affects the voting status of such shareholders, and the exercise of such feature by all of the holders of the Class B shares would not trigger a change in control event as defined in the Company's debt agreements.

    On October 31, 1995, 30,016 shares of Class A Common Stock were redeemed by the Company from the stockholders and 14,570 shares of Class A Common Stock were sold to management at the

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8. STOCKHOLDERS' EQUITY: (CONTINUED)
repurchase price of $10 per share, which approximated fair market value at the original issue date of January 30, 1995 and at the repurchase date of October 31, 1995.

STOCK OPTIONS AND WARRANTS

    On January 30, 1995, the Board of Directors approved the 1995 Stock Option Plan (the "Plan"), which provides for the issuance of up to 65,882 shares of Class A Voting Common Stock to employees and consultants of the Company and its affiliates. The Plan is intended to be an incentive stock option plan within the meaning of Section 422 of the Internal Revenue Service Code of 1986. The option exercise price under each incentive option shall be not less than 100% of the fair market value of the stock on the grant date, as determined by the Board of Directors. On January 30, 1995, the Company issued options to purchase 37,649 shares of Class A Common Stock, at a price of $10 per share, to a senior executive of the Company pursuant to the Plan. The options expire on January 31, 2005 and expiration may be accelerated due to termination of employment of the senior executive as well as various other reasons as stipulated in the Option Agreement. These options vest as follows:

NUMBER OF
OPTIONS VESTING                                                DATE VESTED
-----------------------------------------------------------  ----------------
10,667.....................................................  January 30, 1996
10,667.....................................................  January 30, 1997
10,667.....................................................  January 30, 1998
2,824......................................................  January 30, 1999
2,824......................................................  January 30, 2000

    On January 30, 1995, non-Plan options to acquire 4,706 shares of Class A Common Stock at $10 per share were issued to a senior executive of the Company. These options are exercisable immediately after any disposition event as defined by the Option Agreement.

    Except for the options granted to a senior executive described above, options granted to date under the plan expire approximately ten years after the date of grant, one-half of the options granted vest in equal amounts over five years provided the grantee remains an employee of the Company and one-half of the options granted vest in equal amounts over five years based on meeting certain performance goals.

    On January 30, 1995, the Company issued a warrant to purchase 16,667 shares of Class A Common stock, at a price of $.001 per share, to its' principal bank. The holder of the warrant may exercise the rights represented by the warrant in whole or in part at any time through January 30, 2005.

    On March 18, 1998, the Company issued 1,500 options to an executive of the Company at an exercise price equaling the current fair market value of $31 per share.

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8. STOCKHOLDERS' EQUITY: (CONTINUED)
    A summary of stock option transactions follows:

                            FOR THE YEAR ENDED        FOR THE YEAR ENDED        FOR THE YEAR ENDED
                               JULY 31, 1999             JULY 29, 2000             JULY 28, 2001
                          -----------------------   -----------------------   -----------------------
Options outstanding at
  beginning of period...                   38,924                    38,778                    37,575
Options granted.........                       --                        --                        --
Options exercised.......                       --                        --                        --
Options canceled........                     (146)                   (1,203)                   (1,572)
Options outstanding at
  end of period.........                   38,778                    37,575                    36,003
Options available for
  grant at end of
  period................                    1,615                     1,615                     1,615
Options vested and
  outstanding at end of
  period................                   19,702                    26,846                    30,630
Option price per share
  for outstanding
  options...............  37,278 shares at $10.00   36,325 shares at $10.00   34,919 shares at $10.00
                          1,500 shares at $ 31.00   1,250 shares at $ 31.00   1,084 shares at $ 31.00

    On January 4, 1999, the Subsidiary paid a dividend to the Parent in the amount of $1,120. The Parent then declared and paid a dividend of $1,120 to its stockholders. The dividend of $1,120 was funded from the Subsidiary's operating cash flow.

9. LITIGATION:

    The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the disposition of these lawsuits should not have a material impact on the Company's consolidated results of operations, financial position, and cash flows.

10. EMPLOYEE BENEFIT PLAN:

    On July 1, 1995, the Company implemented a 401(k) salary deferral plan (the "Plan") which is available to eligible employees, as defined. The Company contributed $4 to the Plan during the year ended July 28, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

    The following table sets forth certain information with respect to the directors, executive officers and key employees of the Holding Company and the
Company:

NAME                                          AGE      TITLE
----                                        --------   -----
Frank Marfino.............................     58      President, Chief Executive Officer and
                                                       Director of the Holding Company
Lynn L. Shallcross........................     60      President-Cost Cutters Division of the
                                                       Company
Todd H. Pluymers..........................     37      Chief Financial Officer of the Holding
                                                       Company and the Company
Barrie Levine.............................     56      Vice President-Pharmacy Operations of the
                                                       Company
William F. Gilligan.......................     59      Vice President-Distribution of the Company
Michael P. Quinn..........................     48      Vice President-Merchandising of the
                                                       Company
Kevin Marron..............................     44      Director-MIS of the Company
Alan J. Kirschner.........................     47      Director-Loss Prevention of the Company
Mark H. DeBlois...........................     45      Director of the Holding Company and the
                                                       Company
Harvey P. Mallement.......................     61      Director of the Holding Company and the
                                                       Company

    MR. MARFINO has been a Director and the President and Chief Executive Officer of the Holding Company and the Company since February 1995. Prior to February 1995, Mr. Marfino had served as the Chief Operating Officer of the Company beginning in 1990 after having served as Vice President in charge of Operations and Merchandising. Prior to joining the Company in 1982, Mr. Marfino held senior positions, including Regional Manager and Director of Administrative Operations with Two Guys Discount Stores/Vorando, Inc. over a 19 year period.

    MR. SHALLCROSS has been President of the Cost Cutters division since 1984. Mr. Shallcross joined the Company in 1971 and has held numerous positions in management including pharmacist, pharmacist-manager, and district manager.
Mr. Shallcross is a graduate of Rutgers College of Pharmacy and has been a licensed pharmacist since 1964.

    MR. PLUYMERS joined the Company in April 1991 as Chief Financial Officer and was appointed Chief Financial Officer of the Holding Company in January 1995. Prior to joining the Company, Mr. Pluymers was employed by Arthur Andersen & Co. from 1986 through 1991, most recently as an Audit Manager. Mr. Pluymers is a graduate of Westminster College with a degree in Business Administration/Accounting and is a Certified Public Accountant.

    MR. LEVINE joined the Company as Vice President-Pharmacy Operations in 1993. Prior to joining the Company, Mr. Levine was employed by Supermarkets General (Pathmark) since 1971. At Pathmark, Mr. Levine held various positions, including Regional Pharmacy and Regional Front-End Supervisor, Regional Non-Food Product Manager, and Manager of Pharmacy Services. Mr. Levine is a graduate of Brooklyn College of Pharmacy and a licensed pharmacist in several states.

    MR. GILLIGAN has been Vice President-Distribution since 1985 after serving as General Manager for 11 years with Atlantic Distribution Center in Jersey City, New Jersey and 11 years with Wakefern Food Corporation, parent company of Shop-Rite supermarkets. Trained in distribution management at Ohio State University and Rutgers University, Mr. Gilligan is responsible for the daily management of the distribution center, transportation logistics, property management and the administrative staff. Mr. Gilligan has over 35 years of experience in Distribution-Warehouse Management.

    MR. QUINN joined the Company as Vice President-Merchandising on March 16, 1998. Prior to joining the Company, Mr. Quinn held the position of Vice President-General Manager of Alpine Distributors, Inc., the non-food division of Twin County Grocers, from 1994 to 1998. From 1992 to 1994, Mr. Quinn was employed as a Divisional Merchandise Manager at the Rx Place, a Division of Woolworth Corp. Mr. Quinn is a graduate of Manhattan College.

    MR. MARRON has been Director-Management Information Systems for the Company since 1986. Mr. Marron's work experience includes six years with Arthur's Catalog Showroom and six years with MIS Software Corporation prior to joining the Company. Mr. Marron has been instrumental in the creation of or installation of a majority of the software applications for the Company, including inventory management, sales, marketing, distribution, warehouse management, shelf labeling and point-of-sale in store applications.

    MR. KIRSCHNER joined the Company as Director-Loss Prevention in 1991. As Director-Loss Prevention, Mr. Kirschner is also responsible for point-of-sale and human resources for the Company. Prior to 1991, Mr. Kirschner held a similar position with NBO Menswear and Rickel Home Centers, Inc. and has over twenty years of experience in retail and loss prevention management. Mr. Kirschner is a graduate of Jersey City State College.

    MR. DEBLOIS has been a Director of the Holding Company and the Company since 1995. Since 1990, Mr. DeBlois has been employed as an officer, most recently as a Managing Director, of BancBoston Ventures Inc., a private equity investment firm that provides private equity and mezzanine financing to middle market companies for management-led buyouts, acquisitions and growth capital.
Mr. DeBlois is a graduate of Boston College.

    MR. MALLEMENT has been a Director of the Holding Company and the Company since 1995. Since 1981, Mr. Mallement has been a General Partner of Harvest Partners, Inc., a private equity investment and growth financing firm with committed capital in excess of $900 million that provides equity investment financing that focuses on the acquisition of medium sized companies and financing of growth businesses. Mr. Mallement is also a director of Symbol Technologies, Inc. and is a graduate of the City College of New York with a masters degree in Business Administration.

    Pursuant to a Stockholder Agreement entered into as of January 30, 1995, as amended, the holders of a substantial majority of the outstanding common stock of the Holding Company (the "Common Stock"), including BancBoston and Harvest, and their affiliates, as well as the Holding Company, Banque Paribas, Paribas Principal, Inc., TA Holding, Inc., Jon Tietbohl and Frank Marfino, have agreed that each of the Holding Company and the Company will have a Board of Directors comprised of up to five members. The stockholders party to the Stockholder Agreement have agreed to vote for the following persons as directors: (i) up to two individuals designated by the holders of a majority of the outstanding shares of Common Stock purchased by BancBoston in 1995 (the "BBV Stock");
(ii) up to two individuals designated by the holders of a majority of the outstanding shares of Common Stock purchased by Harvest and its affiliates in 1995 (the "Harvest Stock"); and (iii) Frank Marfino, so long as he continues to be employed by the Holding Company as President and Chief Executive Officer, and thereafter, his successor as President and Chief Executive Officer. Mr. DeBlois has been designated for election to the Board of Directors of the Holding Company and the Company by the holders of a majority of the BBV Stock, and Mr. Mallement has been designated for election to the Board of Directors of the Holding Company and the Company by the holders of a majority of the Harvest Stock.

    Executive officers of the Holding Company and the Company are appointed by their respective Boards of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers and directors of the Holding Company and the Company.

COMPENSATION OF DIRECTORS

    Directors of the Holding Company and the Company do not receive compensation from the Holding Company or the Company for their service in such capacities.

    SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.  Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth the aggregate compensation paid by the Company for services rendered during fiscal 1999, fiscal 2000 and fiscal 2001 to the Company's Chief Executive Officer and five other most highly-compensated executive officers for fiscal 2001.

                           SUMMARY COMPENSATION TABLE

                                                                 ANNUAL COMPENSATION
                                                       FISCAL    -------------------    ALL OTHER
NAME AND PRINCIPAL POSITION                             YEAR      SALARY    BONUS(1)   COMPENSATION
---------------------------                           --------   --------   --------   ------------
Frank Marfino.......................................    1999     $493,399   $256,230      $5,320(2)
President and Chief Executive Officer                   2000     $496,125   $124,031      $3,621(2)
                                                        2001     $502,160   $50,000       $4,839(2)

Lynn L. Shallcross..................................    1999     $181,923   $60,000       $3,232(3)
President--Cost Cutters Division                        2000     $172,615   $33,440       $2,038(3)
                                                        2001     $179,385   $20,000       $2,263(3)

Todd H. Pluymers....................................    1999     $150,761   $28,875       $  797(4)
Chief Financial Officer                                 2000     $153,780   $27,287       $  793(4)
                                                        2001     $158,041   $10,000       $  941(4)

Barrie Levine.......................................    1999     $136,538   $22,000       $2,278(5)
Vice President--Pharmacy Operations                     2000     $138,846   $27,192       $1,141(5)
                                                        2001     $143,392   $20,000       $1,290(5)

Michael Quinn.......................................    1999     $129,908   $ 7,500       $1,645(6)
Vice President--Merchandising                           2000     $125,288   $12,634       $1,890(6)
                                                        2001     $128,500   $ 7,500       $1,513(6)

William F. Gilligan.................................    1999     $118,192   $22,400       $2,111(7)
Vice President--Distribution                            2000     $119,691   $17,684       $1,487(7)
                                                        2001     $121,103   $10,000       $1,616(7)

------------------------

(1) Reflects bonuses paid during the fiscal year with respect to achievement of certain performance goals relating to the prior fiscal year. The amounts of annual bonuses that may be paid to the named executive officers for fiscal 2001 have not yet been determined. See "Certain Relationships and Related Transactions."

(2) Amounts include the values of the personal use of a company car equal to $1,325, $1,300 and $1,384 for fiscal 1999, 2000 and 2001, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $3,995, $2,321 and $3,455 for fiscal 1999, 2000 and 2001, respectively.

(3) Amounts include the values of the personal use of a company car equal to $540, $510 and $675 for fiscal 1999, 2000 and 2001, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $2,692, $1,528 and $1,588 for fiscal 1999, 2000, and 2001, respectively.

(4) Amounts include the values of the personal use of a company car equal to $530, $520 and $660 for fiscal 1999, 2000 and 2001, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $267, $273 and $281 for fiscal 1999, 2000, and 2001, respectively.

(5) Amounts include the values of the personal use of a company car equal to $530, $520 and $655 for fiscal 1999, 2000 and 2001, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $1,748, $621 and $635 for fiscal 1999, 2000, and 2001, respectively.

(6) Amount includes the value of the personal use of a company car equal to $1,350, $1,530 and $1,140 for fiscal 1999, 2000 and 2001, respectively, as well as the incremental cost of additional life insurance premiums in the amount of $295, $360 and $373 for fiscal 1999, 2000 and 2001, respectively.

(7) Amounts include the values of the personal use of a company car equal to $530, $520 and $650 for fiscal 1999, 2000 and 2001, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $1,581, $967 and $966 for fiscal 1999, 2000, and 2001, respectively.

STOCK OPTIONS TABLE

    The following table sets forth the number of options to purchase Common Stock held by the Company's Chief Executive Officer and one other executive officer as of the end of fiscal 2001. None of the Company's four other most highly-compensated executive officers held any options to purchase Common Stock as of the end of fiscal 2000, and there were no options to purchase Common Stock granted during fiscal 2000.

                                               FISCAL YEAR END OPTION VALUES
                                                    NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                   UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                               OPTIONS AT FISCAL YEAR END (#)      AT FISCAL YEAR-END ($)
                                                EXERCISABLE/UNEXERCISABLE(1)    EXERCISABLE/UNEXERCISABLE(1)
                                               ------------------------------   ----------------------------
Frank Marfino................................            17,649/4,706                        $0
Michael Quinn................................                 417/667                        $0

------------------------

(1) The value of unexercised in-the-money options is calculated by determining the difference between the book value of the Common Stock underlying the options at the end of fiscal 2001, which was negative, and the option exercise price. The Common Stock was not publicly traded at the end of fiscal 2001.

EMPLOYMENT AGREEMENTS

    In connection with the acquisition of the Company by the Holding Company in 1995, the Company entered into Employment Agreements with each of Messrs. Marfino, Shallcross, Pluymers, Levine and Gilligan. Each of these Employment Agreements contains customary confidential information and inventions assignment provisions and provides for a one-year non-competition period upon termination.

    Mr. Marfino's Employment Agreement, which expires in January 2002, provides for Mr. Marfino to receive an annual base salary of $450,000 (subject to annual increases based on a consumer price index), and an incentive bonus based on the financial performance of the Company. Mr. Marfino is not entitled to receive a bonus for any fiscal year in which the Company's Actual EBITDA (as defined in the Employment Agreement) is less than 90% of a forecasted EBITDA. In the event that Actual EBITDA is more than 90% of forecasted EBITDA, Mr. Marfino will receive a bonus calculated with respect to the amount by which Actual EBITDA exceeds forecasted EBITDA, of which $50,000 is guaranteed. In the event that Mr. Marfino's employment is terminated by the Company prior to the end of the term of the Employment Agreement or any extension thereof, or he resigns under circumstances in which he is deemed to have terminated his employment for Good Reason (as defined therein), Mr. Marfino is entitled to receive his base salary through the end of the initial term of his Employment Agreement or any extension term and a pro rated minimum bonus and incentive bonus. In the event that Mr. Marfino's employment is terminated as a result of death or disability, Mr. Marfino or his estate is entitled to severance pay of one year of base salary and a pro rated minimum bonus and incentive bonus. In the event that Mr. Marfino's employment is terminated upon the expiration of the term of the Employment Agreement or any extension term, Mr. Marfino shall be entitled only to receive a pro rated minimum bonus and incentive bonus.

    The Employment Agreements for Messrs. Shallcross, Pluymers, Levine and Gilligan, each of which expires in January 2002, currently provide for base salaries of $180,000, $160,436, $160,000 and $127,500, respectively. The
Employment Agreement for Mr. Quinn, which expires in March 2002, currently provides for a base salary of $128,500. In the event that the employment of any of these officers is terminated during the respective terms of their Employment Agreements for death, disability, resignation or termination by the Company other than for "cause," the relevant officer will receive severance pay of his base salary for one year after termination. No severance pay is payable under any of the Employment Agreements in the event of termination for "cause."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Neither the Board of Directors of the Company, nor the Board of Directors of the Holding Company, has ever maintained a compensation committee. Executive compensation decisions are considered and decided by all of the directors of the Company. All executive compensation decisions relating to fiscal 2001, including decisions relating to the compensation of Frank Marfino, the President and Chief Executive Officer of the Company, were decided by Mark DeBlois, Harvey Mallement and Frank Marfino, each of whom was a director of the Company during all of fiscal 2001. No officers or employees of the Company or the Holding Company other than Mr. Marfino participated in any discussions of the Board of Directors of either company regarding executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                              BENEFICIAL OWNERSHIP

    The Holding Company is the beneficial owner, with sole voting power and investment power, of 100% of the outstanding capital stock of the Company.

    The following table sets forth certain information regarding beneficial ownership of the Common Stock (1) and Preferred Stock (2) of the Holding Company
(i) by each person known to the Company to own beneficially more than 5% of each class of outstanding voting capital stock of the Holding Company, (ii) by each director of the Company and the Holding Company, (iii) by each of the executive officers of the Company and the Holding Company named in the "Summary Compensation Table," and (iv) by all directors and executive officers of the Company and the Holding Company as a group, as of October 26, 2001.

                                               CLASS A COMMON STOCK               PREFERRED STOCK
                                          ------------------------------   ------------------------------
                                          AMOUNT AND NATURE                AMOUNT AND NATURE
                                            OF BENEFICIAL     PERCENT OF     OF BENEFICIAL     PERCENT OF
NAME AND ADDRESS                            OWNERSHIP(3)        CLASS        OWNERSHIP(3)        CLASS
----------------                          -----------------   ----------   -----------------   ----------
BancBoston Ventures Inc.................       159,389(4)        43.2%              --               --
  175 Federal St.
  Boston, MA 02110

Mark H. DeBlois.........................       159,389(5)        43.2%              --               --
  c/o BancBoston Ventures Inc.
  175 Federal St.
  Boston, MA 02110

Harvest Partners International, L.P.....        51,851(6)        20.4%              --               --
  c/o Harvest Partners, Inc.
  280 Park Avenue
  New York, NY 10017

Harvey P. Mallement.....................        83,816(7)        32.9%              --               --
  c/o Harvest Partners, L.P.
  280 Park Avenue
  New York, NY 10017

Paribas Principal, Inc..................        40,000(8)        15.7%              --               --
  787 Seventh Avenue
  New York, NY 10019

DBG Auslands Holding GmbH...............        73,525(9)        22.4%              --               --
  Kleine Wiesenau 1
  60323 Frankfurt
  Germany

Harvest Technology Partners, L.P........        17,901(6)         7.0%              --               --
  c/o Harvest Partners, Inc.
  280 Park Avenue
  New York, NY 10017

Banque Paribas..........................        16,667(8)         6.1%              --               --
  787 Seventh Avenue
  New York, NY 10019

European Development Capital Corporation        14,064(6)         5.5%              --               --
  N.V...................................
  c/o Harvest Partners, Inc.
  280 Park Avenue
  New York, NY 10017

                                               CLASS A COMMON STOCK               PREFERRED STOCK
                                          ------------------------------   ------------------------------
                                          AMOUNT AND NATURE                AMOUNT AND NATURE
                                            OF BENEFICIAL     PERCENT OF     OF BENEFICIAL     PERCENT OF
NAME AND ADDRESS                            OWNERSHIP(3)        CLASS        OWNERSHIP(3)        CLASS
----------------                          -----------------   ----------   -----------------   ----------
Frank Marfino...........................        50,824(10)       18.9%           4,000             50.9%
Lynn L. Shallcross......................         8,211(11)        3.2%           1,073             13.6%
Todd H. Pluymers........................         6,781(11)        2.7%             715              9.1%
William F. Gilligan.....................         6,781(11)        2.7%             715              9.1%
Barrie Levine...........................         2,927(11)        1.1%             143              1.8%
All Directors and Executive Officers as        318,729(12)         83%           6,646             84.5%
  a Group (7 persons)...................

------------------------

 (1) The Common Stock is comprised of Class A Voting Common Stock, $.00001 par value per share ("Class A Common Stock"), and Class B Non-Voting Common Stock, $.00001 par value per share ("Class B Common Stock"), each having the same rights and privileges, other than with respect to voting rights and powers. Holders of shares of Class A Common Stock have full voting rights and powers as to all matters submitted to the stockholders of the Holding Company for vote, consent or approval. Shares of Class A Common Stock are convertible into shares of Class B Common Stock. Shares of Class B Common Stock are convertible into shares of Class A Common Stock, except in the event that the holder is a bank holding company or subsidiary thereof and such holder is restricted by applicable banking laws from holding any (or any additional) shares with voting rights.

 (2) The Preferred Stock of the Holding Company, $1.00 par value per share (the "Preferred Stock"), has a liquidation value of $100 per share and is mandatorily redeemable by the Holding Company on January 31, 2005, or optionally redeemable by the Holding Company at any time, in either case at the liquidation value thereof. Holders of Preferred Stock have no voting rights with respect to such shares.

 (3) As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security. A person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person named above, any security that such person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding, but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.

 (4) Includes 114,397 shares of Class B Common Stock.

 (5) The shares shown as beneficially owned by Mr. DeBlois represent 159,389 shares owned of record by BancBoston. Mr. DeBlois is a Managing Director of BancBoston and may be deemed to control BancBoston, and accordingly may be deemed to control the voting and disposition of the shares of Class A Common Stock owned by BancBoston. As such, Mr. DeBlois may be deemed to have shared voting and investment power with respect to all shares held by BancBoston. However, Mr. DeBlois disclaims beneficial ownership of the securities held by BancBoston.

 (6) Harvest Partners International, L.P. ("Harvest Partners") is affiliated with Harvest Technology Partners, L.P. ("Harvest") and European Development Capital Corporation N.V. ("European Development"). In the aggregate, Harvest Partners, Harvest and European Development hold 83,816 shares of Class A Common Stock, representing 32.9% of the shares outstanding. Harvest Partners, Harvest and European each disclaim beneficial ownership of all shares held by the others.

 (7) The shares shown as beneficially owned by Mr. Mallement represent 51,851 shares owned of record by Harvest Partners, 17,901 shares owned of record by Harvest and 14,064 shares owned of record by European Development.
     Mr. Mallement either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control the voting and disposition of the Class A Common Stock owned by each of Harvest Partners, Harvest and

     European Development, and accordingly may be deemed to have shared voting and investment power with respect to all shares held by each of Harvest Partners, Harvest and European Development. However, Mr. Mallement disclaims beneficial ownership of the securities held by each of Harvest Partners, Harvest and European Development except to the extent of his pecuniary interests therein.

 (8) Paribas Principal, Inc. is affiliated with Banque Paribas, which holds a presently exercisable warrant to purchase 16,667 shares of Class A Common Stock, representing 6.1% of the shares of Class A Common Stock outstanding on a fully diluted basis. In the aggregate, on a fully diluted basis, Paribas Principal and Banque Paribas would hold, upon exercise of all such warrants, 56,667 shares of Class A Common Stock, representing 20.9% of the shares outstanding. Paribas Principal and Banque Paribas each disclaim beneficial ownership of all shares held by the other.

 (9) Includes 73,525 shares of Class B Common Stock.

 (10) Includes 14,825 shares subject to exercisable options. In addition, all of such shares are subject to repurchase by the Holding Company upon termination of employment under certain circumstances.

 (11) All of such shares are subject to repurchase by the Holding Company upon termination of employment under certain circumstances.

 (12) Includes 14,825 shares subject to exercisable options. In addition, 60,699 shares are subject to repurchase by the Holding Company upon termination of employment under certain circumstances. Except as noted above, the Company believes that the beneficial holders listed in the table above have sole voting power and investment power over the shares described as being beneficially owned by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In connection with the acquisition of the Company by the Holding Company, the Company entered into Employment Agreements with each of Mr. Frank Marfino, the President and Chief Executive Officer of the Company, Mr. Todd Pluymers, the Chief Financial Officer of the Company, Mr. Lynn Shallcross, the President of the Cost Cutters division of the Company, Mr. William Gilligan, the Vice President--Distribution of the Company and Mr. Barrie Levine, the Vice President--Pharmacy Operations of the Company. In March 1998, the Company entered into an Employment Agreement with Mr. Michael Quinn, Vice President--Merchandising of the Company. See "Executive Compensation--Employment Agreements."

    The holders of a substantial majority of the outstanding Common Stock have also entered into a Stockholder Agreement pursuant to which such stockholders agreed (i) to vote their shares of Common Stock in favor of a specified size and composition of the respective Boards of Directors of the Holding Company and the Company, (ii) not to transfer shares of Common Stock in violation of such Stockholder Agreement, (iii) to consent to and participate in certain sales of the Holding Company approved by the Board of Directors of the Holding Company and holders of a majority of the Common Stock held by each of BancBoston and Harvest and certain transferees and (iv) not to vote in favor of, or permit the Board of Directors of the Holding Company to vote in favor of, certain actions relating to corporate governance, including the borrowing of money, the payment of dividends and the making of any guarantees of obligations of other persons, not approved by BancBoston and Harvest. See "Directors and Executive Officers."

    The Company is also bound by Management Fee Agreements each dated as of January 30, 1995 (as amended, the "Management Fee Agreements"), pursuant to which the Company is required to pay an annual fee of $125,000 to each of BancBoston and Harvest Partners, Inc., an affiliate of Harvest, in consideration for certain management services provided by such entities in connection with the administration of the Company's business. These services include providing advice and administrative oversight with respect to the Company's business direction and policy in the promotion, development and operation of the Company's business. The Company's obligations under the respective Management Fee Agreements shall continue so long as BancBoston or Harvest, as the case may be, owns any shares of capital stock of the Holding Company. Payments under the Management Agreements will constitute "Permitted Payments" under the Indenture.

    Banque Paribas, the agent for the Company's previous credit facility, holds a presently exercisable warrant (the "Paribas Warrant") to purchase 16,667 shares of Common Stock and Paribas Principal, Inc. ("Paribas Principal"), an affiliate of Banque Paribas, holds 40,000 shares of Common Stock. The Company repaid all amounts outstanding under its previous credit facility with a portion of the proceeds of the Offering and terminated this credit facility simultaneously with the closing of the sale of the Senior Notes. After the consummation of the sale of the Senior Notes, Paribas Principal continued to hold 40,000 shares of Common Stock, and the Paribas Warrant remains outstanding. In connection with the payment of the Dividend, Banque Paribas and Paribas Principal received approximately $1.66 million and $4.0 million, respectively.

    The Holding Company, BancBoston, Harvest, Banque Paribas, Paribas Principal, Harvest Technology Partners, L.P., European Development Capital Corporation N.V., Deutsche Beteiligungsgesellschaft mbH, Frank Marfino and certain other stockholders of the Holding Company are party to a Registration Rights Agreement, dated as of January 30, 1995, pursuant to which the Holding Company granted the other parties thereto piggy-back registration rights with respect to their shares of Common Stock subject to certain limitations in the event of an underwritten offering, and certain demand registration rights which are exercisable during certain periods after the initial public offering of the Common Stock. In addition, if the Holding Company has not completed an initial public offering of its Common Stock prior to January 30, 2003, the holders of a majority of the securities initially issued to Banque Paribas and Paribas Principal are permitted to cause the Holding Company to effect such an initial public offering pursuant to the terms of the Registration Rights Agreement.

    On October 16, 1997, the Holding Company issued amended and restated Subordinated Notes in the same principal amounts to the original holders thereof in connection with the issuance of the Original Notes and the Holding Company's Guarantee of such Notes. These Subordinated Notes were reissued in order to expressly provide for the subordination of the Holding Company's obligations thereunder to the obligations of the Holding Company under the Indenture, including its guarantee of the Senior Notes. No officers or directors of the Company or the Holding Company hold any Subordinated Notes, although the following 5% or greater shareholders of the Holding Company hold Subordinated Notes in the following original principal amounts:

NOTEHOLDER                                                    PRINCIPAL AMOUNT
----------                                                    ----------------
BancBoston..................................................     $5,753,890
Harvest.....................................................      1,889,970
Harvest Technology Partners, L.P............................        643,210
European Development Capital Corporation, N.V...............        505,286
DBG Auslands Holding GmbH...................................      2,641,821

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) Financial Statements.

       See index to financial statements filed with this report.

    (a)(2) Financial Statement Schedules.

       Except for Valuation and Qualifying Accounts, all other financial statement schedules are omitted because they are not applicable or the information is included in the financial statements or related notes.

    (b) Reports on Form 8-K

       There were no Current Reports on Form 8-K filed during the fourth quarter of fiscal 2001.

    (c) Exhibits

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
          3.1           Certificate of Incorporation, as amended, of CDI Group, Inc.
                        (the "Holding Company").*
          3.2           By-laws of the Holding Company.*
          3.3           Certificate of Incorporation, as amended, of Community
                        Distributors, Inc. (the "Company").*
          3.4           Amended and Restated By-laws of the Company.*
          4.1           Indenture, dated as of October 16, 1997, by and among the
                        Company, the Holding Company and the Bank of New York, as
                        Trustee.*
          4.2           Form of the Company's 10 1/4% Senior Notes due 2004.*
         10.1           Investor Securities Purchase Agreement, dated as of
                        January 30, 1995, by and among the Holding Company,
                        BancBoston Ventures Inc. ("BBV"), Harvest Partners
                        International, LP ("HPI"), Harvest Technology Partners, LP
                        ("HPT"), European Development Capital Corporation N.V.
                        ("EDCC") and Deutsche Beteiligungsgesellschaft mbH ("DBMBH",
                        and together with BBV, HPI, HTP, EDCC and DBMBH, the
                        "Investors"), as amended by that certain First Amendment to
                        Securities Purchase Agreement, dated as of October 16, 1997, by and among the Holding Company and the Investors.*
         10.2           Purchase Agreement, dated as of October 10, 1997, by and
                        among the Company, the Holding Company, DLJ and BSC.*
         10.3           Form of Holding Company's Amended and Restated Senior
                        Subordinated Note due 2005.*
         10.4           Exchange Agency Agreement, dated as of February 13, 1998,
                        among the Exchange Agent, the Holding Company and the
                        Company.*
         10.5           Stockholder Agreement, dated as of January 30, 1995, by and among the Holding Company, the Investors, PPI, TAH,
                        Tietbohl, Frank Marfino and certain other persons
                        (collectively, the "Stockholders"), as amended by that
                        certain First Amendment to Stockholder Agreement, dated as of October 16, 1997, by and among the Holding Company and
                        the Stockholders.*
         10.7           Company Stock Purchase Warrant, dated as of January 30,
                        1995, issued by the Holding Company to Banque Paribas, as
                        amended by that certain Amendment of Common Stock Purchase
                        Warrant, Acknowledgment and Waiver, dated as of
                        September 30, 1997, by and between the Company and the
                        Bank.*
         10.8           Loan and Security Agreement, dated as of October 16, 1997, by and between PNC Bank, National Association and the
                        Company.*
         10.9           The Company's $20,000,000 Revolving Loan Note, dated as of
                        October 16, 1997.*
        10.10           Lease Agreement, dated as of May 15, 1995, by and between
                        105 Sylvania Place, L.L.C. and the Company (South
                        Plainfield, New Jersey).*

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
        10.11           Lease Agreement, dated as of May 5, 1998, by and between JAM
                        Realty Company and the Company (Branchburg Township
                        (Somerville), New Jersey).*
        10.12           Sublease Agreement, dated as of May 20, 1998, between
                        Mitsubishi Electronics America, Inc. and Community
                        Distributors, Inc. (Somerset, New Jersey).**
        10.13           Letter Agreement, dated as of October 16, 1997, by and
                        between the Company and Frank Marfino regarding bonus
                        payment.*
        10.14           Employment and Non-Competition Agreement, dated as of
                        January 30, 1995 by and between the Company and Todd H.
                        Pluymers.*+
        10.15           Letter Agreement, dated as of October 16, 1997, by and
                        between the Company and Todd H. Pluymers regarding bonus
                        payment.*
        10.16           Employment and Non-Competition Agreement, dated as of
                        January 30, 1995 by and between the Company and Lynn L.
                        Shallcross.*+
        10.17           Employment and Non-Competition Agreement, dated as of
                        January 30, 1995 by and between the Company and William F.
                        Gilligan.*+
        10.18           Employment and Non-Competition Agreement, dated as of
                        February 17, 1995 by and between the Company and Barrie
                        Levine.*+
        10.19           Employment and Non-Competition Agreement, dated as of
                        March 16, 1998 by and between the Company and Michael
                        Quinn.***+
        10.20           Employment and Non-Competition Agreement, dated as of
                        January 30, 1995 by and between the Company and Frank
                        Marfino.*+
        10.21           CDI Group, Inc. 1995 Stock Option Plan.+
         12.1           Statement re: Computation of Ratio of Earnings to Fixed
                        Charges for the Company.
         12.2           Statement re: Computation of Ratio of Earnings to Fixed
                        Charges for CDI Group, Inc.
         21.1           List of Subsidiaries of CDI Group, Inc.*
         23.1           Reports of Independent Accountants on Financial Statement
                        Schedules.
         24.1           Power of Attorney.
         99.1           Community Distributors, Inc. Summary of Valuation and
                        Qualifying Accounts.
         99.2           CDI Group, Inc. Summary of Valuation and Qualifying
                        Accounts.

------------------------

* Incorporated by reference to the exhibits to the Registrants' Registration Statement No. 333-41281, on Form S-4, filed by the Registrants with respect to $80,000,000 aggregate principal amount of the Company's 10 1/4% Senior Notes due 2004, Series B.

** Incorporated by reference to the same numbered exhibit to the Registrants' Annual Report on Form 10-K, filed by the Registrants on October 23, 1998, with respect to the Registrants' fiscal year ended July 25, 1998.

*** Incorporated by reference to the same numbered exhibit to the Registrants'
    Annual Report filed by the Registrant on October 29, 1999, with respect to the Registrants' fiscal year ended July 31, 1999.

+   This item is a management contract or compensatory plan.

    All schedules other than those set forth in Exhibits 27.1, 27.2, 99.1 and 99.2 have been omitted because either they are not required, are not applicable, or the information is otherwise set forth in the Consolidated Financial Statements and notes thereto.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 26, 2001.

                                                       COMMUNITY DISTRIBUTORS, INC.

                                                       By:              /s/ FRANK MARFINO
                                                            -----------------------------------------
                                                                          Frank Marfino
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       By:             /s/ TODD H. PLUYMERS
                                                            -----------------------------------------
                                                                        Todd H. Pluymers,
                                                                CHIEF FINANCIAL OFFICER (PRINCIPAL
                                                                FINANCIAL AND ACCOUNTING OFFICER)

                                                       CDI GROUP, INC.

                                                       By:              /s/ FRANK MARFINO
                                                            -----------------------------------------
                                                                          Frank Marfino
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       By:             /s/ TODD H. PLUYMERS
                                                            -----------------------------------------
                                                                        Todd H. Pluymers,
                                                                CHIEF FINANCIAL OFFICER (PRINCIPAL
                                                                FINANCIAL AND ACCOUNTING OFFICER)

                               POWER OF ATTORNEY

    Each person whose signature appears below hereby appoints Frank Marfino and Todd H. Pluymers, and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with the authority to execute in the name of each such person, including exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K necessary or advisable to enable the Report to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof which amendments may make such other changes in the Report as the aforesaid attorney-in-fact executing the same deems appropriate.

    Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

                   SIGNATURE                                    TITLE                       DATE
                   ---------                                    -----                       ----
               /s/ FRANK MARFINO                  President, Chief Executive Officer  October 26, 2001
     --------------------------------------       and Director of Community
                 Frank Marfino                    Distributors, Inc. and CDI

              /s/ MARK H. DEBLOIS                 Director of Community               October 26, 2001
     --------------------------------------       Distributors, Inc. and CDI Group,
                Mark H. DeBlois                   Inc.

            /s/ HARVEY P. MALLEMENT               Director of Community               October 26, 2001
     --------------------------------------       Distributors, Inc. and CDI Group,
              Harvey P. Mallement                 Inc.

              /s/ TODD H. PLUYMERS                Chief Financial Officer and         October 26, 2001
     --------------------------------------       Principal Financial and Accounting
                Todd H. Pluymers                  Officer