Form 10-Q
period 2001-10-27
CDI GROUP INC; COMMUNITY DISTRIBUTORS INC
filed 2001-12-11
CIK 940727, 774492

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2001

                                       OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21379


                          COMMUNITY DISTRIBUTORS, INC.
                                 CDI GROUP, INC.
           (Exact name of registrants as specified in their charters)

                                                  22-1833660
        DELAWARE                                  22-3349976
  (States or other jurisdictions of            (I.R.S. Employer
    incorporation or organization)            Identification Nos.)

                               800 COTTONTAIL LANE
                                FRANKLIN TOWNSHIP
                         SOMERSET, NEW JERSEY 08873-1227
                    (Address of principal executive offices)

                                 (732) 748-8900
              (Registrants' telephone number, including area code)

       Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes |X|   No |_|

       Number of shares of Common Stock, $.01 par value per share, of Community Distributors, Inc. outstanding at December 11, 2001: 1,000 shares.

       Number of shares of Class A Voting Common Stock, $.00001 par value per share, of CDI Group, Inc. outstanding at December 11, 2001: 196,632 shares.

       Number of shares of Class B Non-Voting Common Stock, $.00001 par value per share, of CDI Group, Inc. outstanding at December 11, 2001: 187,922 shares.

                          COMMUNITY DISTRIBUTORS, INC.
                                 CDI GROUP, INC.
                                      INDEX

   ITEM                                                                                                     PAGE
  NUMBER                                                                                                   NUMBER
---------                                                                                                  ------
PART I.           FINANCIAL INFORMATION

 Item 1.          Condensed Financial Statements............................................................................  3

                  COMMUNITY DISTRIBUTORS, INC.

                  Condensed Statements of Operations (Unaudited) - For the Three Months
                    Ended October 27, 2001 and October 28, 2000.............................................................  3

                  Condensed Balance Sheets (Unaudited) - As of October 27, 2001 and
                    July 28, 2001...........................................................................................  4

                  Condensed Statements of Cash Flows (Unaudited) - For the Three Months
                    Ended October 27, 2001 and October 28, 2000.............................................................  5

                  Notes to Condensed Financial Statements of
                    Community Distributors, Inc. (Unaudited)................................................................  6

                  CDI GROUP, INC. AND SUBSIDIARY

                  Condensed Consolidated Statements of Operations (Unaudited) - For the Three
                    Months Ended October 27, 2001 and October 28, 2000......................................................  8

                  Condensed Consolidated Balance Sheets (Unaudited) - As of October 27, 2001
                    and July 28, 2001.......................................................................................  9

                  Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Three
                    Months Ended October 27, 2001 and October 28, 2000...................................................... 10

                  Notes to Condensed Consolidated Financial Statements of
                    CDI Group, Inc. and Subsidiary (Unaudited).............................................................. 11

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                    of Operations........................................................................................... 13

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk................................................ 18

PART II. OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K.......................................................................... 19

                  SIGNATURES................................................................................................ 20

                         PART I - FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

                          COMMUNITY DISTRIBUTORS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)

                                                          THREE MONTHS ENDED
                                                       ---------------------------
                                                       OCTOBER 27,     OCTOBER 28,
                                                          2001            2000
                                                       -----------     -----------
Net sales                                               $ 72,666       $ 70,789
Cost of sales                                             53,679         53,850
                                                        --------       --------
     Gross profit                                         18,987         16,939
Selling, general and administrative expenses              16,558         16,739
Administrative fees                                           63             63
Depreciation and amortization                              1,081          1,508
Other income, net                                            146            460
                                                        --------       --------
     Operating income                                      1,431           (911)
Interest expense, net                                      1,990          2,136
                                                        --------       --------
     Income (loss) before income taxes                      (559)        (3,047)
Provision (benefit) for income taxes                        (212)        (1,162)
                                                        --------       --------
     Net income (loss)                                  $   (347)      $ (1,885)
                                                        ========       ========

See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                             (Amounts in thousands)

                                                                  AS OF          AS OF
                                                                OCTOBER 27,     JULY 28,
                                                                   2001           2001
                                                               -----------     ----------
ASSETS:
     Cash and cash equivalents                                  $   1,607      $   2,215
     Accounts receivable                                            8,248          7,547
     Inventory                                                     40,807         33,949
     Prepaid expenses and other current assets                      1,492          1,341
                                                                ---------      ---------
         TOTAL CURRENT ASSETS                                      52,154         45,052

     Property and equipment, net                                   11,893         12,298
     Deferred charges and other assets                              6,154          6,397
     Goodwill, net                                                 25,856         25,856
                                                                ---------      ---------
TOTAL ASSETS                                                    $  96,057      $  89,603
                                                                =========      =========

LIABILITIES:
     Revolver borrowings                                        $   7,550      $    --
     Accounts payable                                              15,401         14,101
     Accrued expenses and other current liabilities                 5,746          8,470
     Current portion of supplier advances                             650            650
                                                                ---------      ---------
         TOTAL CURRENT LIABILITIES                                 29,347         23,221

     Long-term debt                                                74,000         74,000
     Supplier advances, net of current portion                      2,214          2,359
     Other long-term liabilities                                    7,911          7,091
                                                                ---------      ---------
TOTAL LIABILITIES                                               $ 113,472      $ 106,671
                                                                ---------      ---------

STOCKHOLDER'S DEFICIT:
     Common stock, $.01 par value, 1,000 shares authorized,
         issued and outstanding                                      --             --
     Additional paid-in capital                                      --             --
     Retained earnings (deficit)                                      127            474
     Distribution in excess of capital                            (17,542)       (17,542)
                                                                ---------      ---------

         TOTAL STOCKHOLDER'S DEFICIT                              (17,415)       (17,068)
                                                                ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                     $  96,057      $  89,603
                                                                =========      =========

See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                          THREE MONTHS ENDED
                                                        -------------------------
                                                        OCTOBER 27,   OCTOBER 28,
                                                           2001          2000
                                                        ----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net income (loss)                                   $   (347)     $ (1,885)
     Depreciation and amortization                          1,146         1,554
     Non-cash rent expense                                    127           198
     LIFO provision                                           113           300
     Changes in operating assets and liabilities          (11,285)      (15,268)
                                                         --------      --------
NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                             (10,246)      (15,101)

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures                                    (498)         (452)
     Acquisitions of pharmacy customer lists                 --            (397)
                                                         --------      --------
NET CASH USED IN INVESTING ACTIVITIES                        (498)         (849)

CASH FLOWS FROM FINANCING ACTIVITES:
     Proceeds from revolver borrowings                     26,775        32,300
     Repayments of revolver borrowings                    (19,225)      (18,050)
     Cash overdraft                                         2,586         1,769
                                                         --------      --------
NET CASH FROM (USED IN) FINANCING ACTIVITES                10,136        16,019

Net increase (decrease) in cash and cash equivalents         (608)           69
Cash and cash equivalents at beginning of period            2,215           464
                                                         --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  1,607      $    533
                                                         ========      ========

See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)


(1)    BASIS OF PRESENTATION:

       The accompanying financial statements should be read in conjunction with the audited financial statements of Community Distributors, Inc. (the "Company"), and the notes thereto contained in the Company's annual report on Form 10-K for its fiscal year ended July 28, 2001. The Company, a wholly owned subsidiary of CDI Group, Inc. (the "Parent"), is engaged in the operation of retail stores throughout New Jersey. These interim financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring items, necessary to fairly present the financial position and operating results and cash flows for the interim periods. Results for interim periods are not necessarily indicative of results for the full year. The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

(2)    ESTIMATES:

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

(3)    CONTINGENCIES:

       The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the disposition of these lawsuits should not have a material impact on the Company's results of operations, financial position, and cash flows.

(4)    DEBT:

       Long-term debt includes $74,000 of 10 1/4% senior notes due in 2004 (the "Senior Notes"), which are guaranteed by the Parent. The terms of the Senior Notes include certain restrictive covenants regarding the payment of dividends, the incurrence of debt, the use of proceeds resulting from disposition of assets and certain other defined activities. Under the relevant debt agreements, in the event of a change in control, as defined, the Company is required to repurchase all such outstanding notes.

       The Company maintains a $20,000 revolving credit facility (the "Facility") with a bank expiring in October 2002. The Facility bears interest at either prime rate or the London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, totaled approximately $32 and $937 at October 27, 2001 and July 28, 2001, respectively. At October 27, 2001, $12,418 of the Facility was available to the Company. The Facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

                          COMMUNITY DISTRIBUTORS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

(5)    INVENTORY COSTING METHOD:

       Inventory at interim periods is valued on a last-in, first-out (LIFO) basis that is determined based on current estimates of gross profit rate, inflation rates and inventory levels, and is adjusted for the results of physical inventories. The results of the last physical inventory that was taken on July 28, 2001 did not have a material impact on the results of operations, financial position and cash flows.

(6)    GOODWILL:

       The Company has adopted Statement of Financial Accounting Standards No. 142 (`FAS 142"), Goodwill and Other Intangible Assets, in connection with the beginning of its fiscal year ending July 27, 2002. The Company is currently evaluating its goodwill in connection with the adoption of this standard and will conclude on such evaluation during its second quarter. Adoption of FAS 142 has resulted in the elimination of amortization expense of $479 during the three months ended October 27, 2001.

                         CDI GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)

                                                   THREE MONTHS ENDED
                                                -------------------------
                                                OCTOBER 27,   OCTOBER 28,
                                                   2001          2000
                                                -----------   -----------
Net sales                                        $ 72,666      $ 70,789
Cost of sales                                      53,679        53,850
                                                 --------      --------
     Gross profit                                  18,987        16,939
Selling, general and administrative expenses       16,558        16,739
Administrative fees                                    63            63
Depreciation and amortization                       1,081         1,508
Other income, net                                     146           460
                                                 --------      --------
     Operating income                               1,431          (911)
Interest expense, net                               2,576         2,668
                                                 --------      --------
     Income (loss) before income taxes             (1,145)       (3,579)
Provision (benefit) for income taxes                 (417)       (1,348)
                                                 --------      --------
       Net income (loss)                         $   (728)     $ (2,231)
                                                 ========      ========

See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                     AS OF           AS OF
                                                                                   OCTOBER 27,      JULY 28,
                                                                                      2001           2001
                                                                                   -----------     ----------
ASSETS:
     Cash and cash equivalents                                                      $   1,607      $   2,215
     Accounts receivable                                                                8,290          7,587
     Inventory                                                                         40,807         33,949
     Prepaid expenses and other current assets                                          1,492          1,341
                                                                                    ---------      ---------
         TOTAL CURRENT ASSETS                                                          52,196         45,092

     Property and equipment, net                                                       11,893         12,298
     Deferred charges and other assets                                                  6,154          6,397
     Goodwill, net                                                                     25,856         25,856
                                                                                    ---------      ---------
TOTAL ASSETS                                                                        $  96,099      $  89,643
                                                                                    =========      =========

LIABILITIES:
     Revolver borrowings                                                            $   7,550      $    --
     Accounts payable                                                                  15,401         14,101
     Accrued expenses and other current liabilities                                     5,541          7,710
     Current portion of supplier advances                                                 650            650
                                                                                    ---------      ---------
         TOTAL CURRENT LIABILITIES                                                     29,142         22,461

     Long-term debt                                                                    74,000         74,000
     Subordinated debt                                                                 25,253         24,665
     Supplier advances, net of current portion                                          2,214          2,359
     Other long-term liabilities                                                        3,882          3,821
                                                                                    ---------      ---------
TOTAL LIABILITIES                                                                   $ 134,491      $ 127,306
                                                                                    ---------      ---------

COMMITMENTS AND CONTINGENCIES:
     Redeemable preferred stock, $1.00 par value, 7,862 authorized,
         issued and outstanding, redemption value $100 per share                          786            786
     Redeemable shares of Class A voting common stock, 57,963
         shares issued and outstanding at net redemption
         value at October 27, 2001 and July 28, 2001                                      493            493

STOCKHOLDERS' DEFICIT:
     Class A voting common stock, $.00001 par value, authorized 600,000 shares,
         196,632 issued and outstanding at
         October 28, 2001 and July 28, 2001                                              --             --
     Class B non-voting common stock, $.00001 par value, authorized
         600,000 shares, 187,922 issued and outstanding at
         October 27, 2001 and July 28, 2001                                              --             --
     Additional paid-in capital                                                          --             --
     Retained deficit                                                                  (5,067)        (4,338)
     Distribution in excess of capital                                                (34,604)       (34,604)
                                                                                    ---------      ---------
         TOTAL STOCKHOLDERS' DEFICIT                                                  (39,671)       (38,942)
                                                                                    ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $  96,099      $  89,643
                                                                                    =========      =========

See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                            THREE MONTHS ENDED
                                                         -------------------------
                                                         OCTOBER 27,   OCTOBER 28,
                                                            2001          2000
                                                         -----------   -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net income (loss)                                    $   (728)     $ (2,231)
     Depreciation and amortization                           1,146         1,554
     Non-cash rent expense                                     127           198
     Non-cash interest expense                                 586           532
     LIFO provision                                            113           300
     Changes in operating assets and liabilities           (11,490)       15,454
                                                          --------      --------
NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES                                            (10,246)      (15,101)

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures                                     (498)         (452)
     Acquisition of pharmacy customer lists                   --            (397)
                                                          --------      --------
NET CASH USED IN INVESTING ACTIVITIES                         (498)         (849)

CASH FLOWS USED IN FINANCING ACTIVITES:
     Proceeds from revolver borrowings                      26,775        32,300
     Repayments of revolver borrowings                     (19,225)      (18,050)
     Cash overdraft                                          2,586         1,769
                                                          --------      --------
NET CASH FROM (USED IN) FINANCING ACTIVITES                 10,136        16,019

Net increase  (decrease) in cash and cash equivalents         (608)           69
Cash and cash equivalents at beginning of period             2,215           464
                                                          --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  1,607      $    533
                                                          ========      ========

See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)


(1)    BASIS OF PRESENTATION:

       The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of CDI Group, Inc. (the "Parent") and Subsidiary (defined below and collectively referred to with the parent as the "Company"), and the notes thereto contained in the Company's annual report on Form 10-K for its fiscal year ended July 28, 2001. The accompanying condensed consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiary, Community Distributors, Inc. (the "Subsidiary"), which is engaged in the operation of retail stores throughout New Jersey. These interim consolidated financial statements are unaudited but, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary to fairly present the financial position, operating results, and cash flows for the interim periods. Results for interim periods are not necessarily indicative of results for the full year. The year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles.

(2)    ESTIMATES:

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

(3)    CONTINGENCIES:

       The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the disposition of these lawsuits should not have a material impact on the Company's consolidated results of operations, financial position, and cash flows.

(4)    DEBT:

       Long-term debt includes $74,000 of 10 1/4% senior notes due in 2004 (the "Senior Notes"), which are guaranteed by the Parent. The terms of the Senior Notes include certain restrictive covenants regarding the payment of dividends, the incurrence of debt, the use of proceeds resulting from disposition of assets and certain other defined activities. Under the relevant debt agreements, in the event of a change in control, as defined, the Company is required to repurchase all such outstanding notes.

       The Company maintains a $20,000 revolving credit facility (the "Facility") with a bank expiring in October 2002. The Facility bears interest at either prime rate or the London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, totaled approximately $32 and $937 at October 27, 2001 and July 28, 2001, respectively. At October 27, 2001, $12,418 of the Facility was available to the Company. The Facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

                         CDI GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)


       In addition to the outstanding Senior Notes issued by the Subsidiary, the Parent had outstanding long-term debt, consisting of senior subordinated notes due January 31, 2005, in the amount of $25,253 and $24,665 at October 27, 2001 and July 28, 2001, respectively, which includes accrued interest.

(5)    INVENTORY COSTING METHOD:

       Inventory at interim periods is valued on a last-in, first-out (LIFO) basis that is determined based on current estimates of gross profit rate, inflation rates and inventory levels, and is adjusted for the results of physical inventories. The results of the last physical inventory that was taken on July 28, 2001 did not have a material impact on the results of operations, financial position and cash flows.

(6)    GOODWILL:

       The Company has adopted Statement of Financial Accounting Standards No. 142 (`FAS 142"), Goodwill and Other Intangible Assets, in connection with the beginning of its fiscal year ending July 27, 2002. The Company is currently evaluating its goodwill in connection with the adoption of this standard and will conclude on such evaluation during its second quarter. Adoption of FAS 142 has resulted in the elimination of amortization expense of $479 during the three months ended October 27, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

       This Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including, but not limited to, (i) statements about possible changes in the rate of increase of pharmacy sales to participants in managed health care plans and other third-party payer plans ("Third Party Plans") as a percentage of total pharmacy sales, and its impact on profitability; (ii) the ability of the Community Distributors, Inc. (the "Company") to meet its debt service obligations and to fund anticipated capital expenditures and working capital requirements in the future; (iii) statements about possible repurchases by the Company of some of its Senior Notes; and (iv) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company and of CDI Group, Inc. (the "Holding Company") as of the date of this Quarterly Report on Form 10-Q, and the Company and the Holding Company caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Certain Risks" in the Annual Report on Form 10-K for its fiscal year ended July 28, 2001 for the Company and for the Holding Company.

RESULTS OF OPERATIONS

       Except where indicated below, the following discussion relates to the operations of the Company only. The Holding Company conducts no operations separate from the Company.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 27, 2001 (THE "2001 PERIOD") WITH THE THREE MONTHS ENDED OCTOBER 28, 2000 (THE "2000 PERIOD").

       Net sales for the 2001 Period were $72.7 million as compared to $70.8 million for the 2000 Period, an increase of $1.9 million, or 2.7%. This increase, which includes a 1.0% increase in same-store sales, was primarily due to (i) a 14.7% increase in pharmacy sales from $26.6 million for the 2000 Period to $30.5 million for the 2001 Period, including an 18.0% increase in pharmacy sales to Third Party Plan customers from $23.0 million for the 2000 Period to $27.1 million for the 2001 Period and (ii) a 4.5% decrease in sales of non-pharmacy products from $44.2 million for the 2000 Period to $42.2 million for the 2001 Period. The Company attributes the decrease in net sales of non-pharmacy products to the continuing levels of increased competition in the Company's markets, a decline in personal consumer spending during the 2001 Period and to reductions in inventory levels that resulted in fewer markdown sales. The number of prescriptions filled (including prescriptions filled for Third Party Plan customers) was approximately 573,000 for the 2001 Period as compared to approximately 534,000 for the 2000 Period, an increase of approximately 39,000, or 7.3%. The number of prescriptions filled for Third Party Plan customers increased to approximately 503,000 for the 2001 Period, as compared to 455,000 for the 2000 Period, an increase of approximately 48,000, or 10.5%. Pharmacy sales to non-Third Party Plan customers were $3.4 million in the 2001 Period as compared to $3.6 million in the 2000 Period, a decrease of $0.2 million, or 5.6%, due to the increased participation of the Company's customers in Third Party Plans and a decrease in the number of prescriptions filled for non-Third Party Plan customers from approximately 79,000 in the 2000 Period to approximately 70,000 in the 2001 Period.

       Gross profit was $19.0 million for the 2001 Period, as compared to $16.9 million for the 2000 Period, an increase of $2.1 million, or 12.4%. Gross profit as a percentage of net sales was 26.1% for the 2001 Period as compared to 23.9% for the 2000 Period. This 2.3% increase in gross profit as a percentage of net sales was due primarily to an improved retail pricing strategy on non-pharmacy sales and to fewer clearance markdowns on seasonal merchandise sales.

       Gross profit on total pharmacy sales (including sales to Third Party Plan customers) was $5.7 million for the 2001 Period as compared to $5.0 million for the 2000 Period, an increase of $0.7 million, or 14.0%, which was primarily the result of the increase in sales and prescriptions filled on a same store basis, the maturing of new stores opened in the last three fiscal years, and due to the acquisition of the inventory and customer lists of seven independent pharmacies during the last three fiscal years. Gross profit on sales to Third Party Plan customers was $4.3 million for the 2001 Period as compared to $3.7 million for the 2000 Period, an increase of $0.6 million, or 16.2%, which was primarily the result of the increase in the number of prescriptions sold to Third Party Plan customers. Gross profit on sales of pharmacy products to non-Third Party Plan customers was $1.4 million in the 2001 Period as compared to $1.3 million in the 2000 Period, an increase of $0.1 million, or 7.7%, which was primarily the result of improved price management on sales of pharmacy products to non-Third Party Plan customers.

       Although management expects that sales to Third Party Plan customers as a percentage of total pharmacy sales will continue to increase, management believes that as this rate of increase slows, margins will stabilize, resulting in pharmacy gross profit growth that more closely approximates pharmacy sales growth rates. Management believes that the rate of increase in sales to Third Party Plan customers as a percentage of total pharmacy sales should slow because the current growth rate, if continued, would reach the point at which almost all members of the population who may be eligible for enrollment in Third Party Plans will be so covered. However, management believes there will always be some pharmacy customers who do not enroll in Third Party Plans. The Company is unable to estimate when this increase will slow, or stop, if at all. Because of the lower margins on prescription sales to Third Party Plan participants, management believes that the increase in Third Party Plan prescription sales as a percentage of total pharmacy sales may further negatively impact profit margin, although this may be partly or wholly offset by the increases in non-pharmacy sales that may result from increased floor traffic associated with increased pharmacy sales. There can be no assurance, however, that the increase in Third Party Plan prescription sales as a percentage of total prescription sales will continue, or that any resulting decrease in overall margins will be offset by higher margins on non-pharmacy merchandise.

       Gross profit on non-pharmacy sales was $13.3 million for the 2001 Period, as compared to $11.9 million for the 2000 Period, an increase of $1.4 million, or 11.8%. Gross profit as a percentage of non-pharmacy sales was 31.5% for the 2001 Period as compared to 26.9% for the 2000 Period, an increase of 4.6%. Gross profit as a percentage of non-pharmacy sales increased primarily due to an improved retail pricing strategy and to fewer clearance markdowns on seasonal merchandise sales.

       Selling, general and administrative expense as a percentage of net sales was 22.8% for the 2001 Period, as compared to 23.6% for the 2000 Period, a decrease of 0.8%. This decrease in selling, general and administrative expenses as a percentage of net sales is primarily due to initiatives to reduce operating expenses that were partially offset by increases in the cost of compensation for pharmacists and employee benefits.

       Depreciation and amortization expense was $1.1 million for the 2001 Period as compared to $1.5 million for the 2000 Period, a decrease of $0.4 million, or 26.7%. This decrease is primarily the result of the elimination of the amortization of goodwill in connection with the implementation of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

       Other income, net was $0.1 million for the 2001 Period as compared to $0.5 million for the 2000 Period, a decrease of $0.4 million, resulting from the receipt during the 2000 Period of $0.4 million as a member of the class in the Brand Name Drug class action litigation.

       The Company's net interest expense was $2.0 million in the 2001 Period as compared to $2.1 million in the 2000 Period, a decrease of $0.1 million resulting from the lower level of outstanding balances and lower interest rates charged on the Company's revolving line of credit. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $0.6 in the 2001 and 2000 Periods.

       The Company's income taxes benefit was $0.2 million for the 2001 Period as compared to $1.2 million for the 2000 Period, a decrease of $1.0 million. The Holding Company experienced a benefit from income taxes of $0.2 million in the 2001 and 2000 Periods, related to the interest expense incurred on the outstanding subordinated debt. The Company's effective tax rate is consistently higher than the statutory tax rates, and varies from period to period, due to the amortization of goodwill and of beneficial leaseholds, both of which are not deductible when calculating taxable income.

       The Company's net loss for the 2001 Period was $0.3 million as compared to a net loss of $1.9 million in the 2000 Period, a decrease in the net loss of $1.6 million, which is primarily due to higher gross profit, lower selling, general and administrative expenses, lower depreciation and amortization expense and lower interest expense during the 2001 Period as compared to the 2000 Period. The Holding Company incurred a net loss of $0.4 million for the 2001 Period as compared to $0.3 million for the 2000 Period, an increase of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 27, 2001 (THE "2001 PERIOD") WITH THE THREE MONTHS ENDED OCTOBER 28, 2000 (THE "2000 PERIOD").

       During the 2001 Period, cash used in operations was $10.2 million as compared to $15.1 million for the 2000 Period, a decrease of $4.9 million. This decrease in cash used in operations is primarily the result of a reduction of inventory during the 2001 Period as compared to the 2000 Period. Cash used in investing activities was $0.5 million during the 2001 Period as compared to $0.8 million during the 2000 Period, a decrease of $0.3 million, which was primarily the result of no store openings during the 2001 Period as compared to one store opening during the 2000 Period. Cash provided by financing activities was $10.1 million during the 2001 Period as compared to $16.0 million during the 2000 Period. Cash provided by financing activities during the 2001 Period was from net borrowings under the Facility of $7.6 million and from a cash overdraft of $2.6 million while the cash provided by financing activities during the 2000 Period was from net borrowings on the Facility of $14.2 million and from a cash overdraft of $1.8 million.

       The Company believes that, based on anticipated levels of operations, it will be able to meet its debt service obligations, including interest payments on the Senior Notes when due, and to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of its debt agreements during the remainder of its fiscal years ended July 27, 2002 and July 26, 2003. The Company's ability to make scheduled payments of principal or interest thereon, or to refinance its indebtedness will depend on future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rates and financial, competitive, business and other factors beyond its control. The Company is considering from time to time repurchases of its Senior Notes. Any repurchases of Senior Notes may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital or seek additional financing if needed. The Company expects that substantially all of its borrowings under the Facility will bear interest at floating rates; therefore, the Company's financial condition will be affected by any changes in prevailing rates.

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

       EMPLOYMENT REGULATION. The Company is subject to employment law governing minimum wage requirements, overtime and working conditions. An increase in the minimum wage rate, employee benefit costs, or other costs associated with employees could adversely affect the Company.

       POTENTIAL GROWTH AND EXPANSION. The Company has grown in recent years by opening new stores, remodeling and relocating existing stores and refining the product mix in existing stores. The ability of the Company to continue to grow in the future will depend on factors including existing and emerging competition, the availability of working capital to support growth, the Company's ability to manage costs and maintain margins in the face of pricing pressures, and the ability to recruit and train qualified personnel. New stores that the Company opens may not be profitable.

       RESTRICTIONS ON THE COMPANY. Both the Indenture governing the Senior Notes and the Facility impose on the Company certain requirements and restrictions, such as a requirement that the Company maintain certain financial ratios and satisfy certain financial tests, limitation on capital expenditures, and restrictions on the ability of the Company to incur debt, pay dividends, or take certain other corporate actions. These limitations may restrict the Company's ability to pursue its business strategies.

       LIQUIDITY. There can be no assurance that the Company will generate sufficient cash flow to pay interest and principal on its Senior Notes due 2004, of which $74.0 million aggregate principal amount was outstanding at October 27, 2001. There can be no assurance that the Company will have sufficient cash available or will be able to raise sufficient cash to pay the principal of the Senior Notes in 2004 or the principal and accrued interest of the subordinated debt of the Parent.

       COMPETITION. The industries in which the Company operates are highly competitive.

       TRADE NAMES, SERVICE MARKS AND TRADEMARKS. The Company uses various trade names, service marks and trademarks including "Drug Fair" and "Cost Cutters" in the conduct of its business. A third party registered the service mark "Cost Cutters", but does not currently operate in the Company's market areas. If such third party commences operations in the Company's geographic market areas or licenses the use of the name to a third party, the Company could be required to stop using the name "Cost Cutters". In addition, any of the Company's other trade names, service marks or trademarks could be challenged or invalidated in the future.

       ECONOMIC CONDITIONS AND REGIONAL CONCENTRATION. All of the Company's stores are located in northern and central New Jersey. As a result, the Company is sensitive to economic, competitive, and regulatory condition in that region.

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

       DEPENDENCE ON KEY PERSONNEL. The success of the Company depends upon the efforts, abilities and expertise of its Chief Executive Officer and other key employees. The loss of the services of any key employees could have a material adverse effect on the Company's financial condition and results of operations.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       Neither the Company nor the Holding Company engages in trading market risk sensitive instruments or purchases hedging instruments or "other than trading" instruments that are likely to expose the Company or the Holding Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. Neither the Company nor the Holding Company has purchased options or entered into swaps or forward or futures contracts. The ability of the Company and the Holding Company (as guarantor) to make periodic interest payments on the Senior Notes, at a fixed rate of 10 1/4%, is not directly affected by fluctuations in the market. The Company's primary market risk exposure is that of interest rate risk on borrowings under the Facility, which are subject to interest rates based either on the lender's prime rate or London Interbank Offered Rate ("LIBOR"), and a change in the applicable interest rate would affect the rate at which the Company could borrow funds.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits

               None.

       (b)     Reports on Form 8-K

               Neither the Company nor the Holding Company filed any reports on Form 8-K during the three months ended October 27, 2001.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                         COMMUNITY DISTRIBUTORS, INC.

December 11, 2001                        By: /s/ TODD H. PLUYMERS
                                            ------------------------------------
                                               Todd H. Pluymers,
                                               Chief Financial Officer
                                               (AUTHORIZED OFFICER AND PRINCIPAL
                                               FINANCE AND ACCOUNTING OFFICER)

                                         CDI GROUP, INC.

December 11, 2001                        By: /s/ TODD H. PLUYMERS
                                            ------------------------------------
                                               Todd H. Pluymers,
                                               Chief Financial Officer
                                               (AUTHORIZED OFFICER AND PRINCIPAL
                                               FINANCE AND ACCOUNTING OFFICER)