Form 10-Q
period 2002-04-27
CDI GROUP INC; COMMUNITY DISTRIBUTORS INC
filed 2002-06-11
CIK 940727, 774492

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 _          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 27, 2002

                                       OR

 _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                         COMMISSION FILE NUMBER 0-21379


                          COMMUNITY DISTRIBUTORS, INC.
                                 CDI GROUP, INC.
           (Exact name of registrants as specified in their charters)

             DELAWARE                                            22-1833660
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

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes  X  No __
    --

         Number of shares of Common Stock, $.01 par value per share, of Community Distributors, Inc. outstanding at June 11, 2002: 1,000 shares.

         Number of shares of Class A Voting Common Stock, $.00001 par value per share, of CDI Group, Inc. outstanding at June 11, 2002: 196,632 shares.

         Number of shares of Class B Non-Voting Common Stock, $.00001 par value per share, of CDI Group, Inc. outstanding at June 11, 2002: 187,922 shares.

                          COMMUNITY DISTRIBUTORS, INC.
                                 CDI GROUP, INC.
                                      INDEX

   ITEM                                                                                       PAGE
  NUMBER                                                                                     NUMBER
  ------                                                                                     ------
PART I.    FINANCIAL INFORMATION

 Item 1.   Condensed Financial Statements...................................................   3

           COMMUNITY DISTRIBUTORS, INC.

           Condensed Statements of Operations (Unaudited) - For the Three and
             Nine Month Periods Ended April 27, 2002 and April 28, 2001.....................   3

           Condensed Balance Sheets (Unaudited) - As of April 27, 2002 and
             July 28, 2001..................................................................   4

           Condensed Statements of Cash Flows (Unaudited) - For the Three and
             Nine Month Periods Ended April 27, 2002 and April 28, 2001.....................   5

           Notes to Condensed Financial Statements of
             Community Distributors, Inc. (Unaudited).......................................   6

           CDI GROUP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Operations (Unaudited) - For the Three and
             Nine Month Periods Ended April 27, 2002 and April 28, 2001.....................   8

           Condensed Consolidated Balance Sheets (Unaudited) - As of April 27, 2002
             and July 28, 2001..............................................................   9

           Condensed Consolidated Statements of Cash Flows (Unaudited) - For the Three
             and Nine Month Periods Ended April 27, 2002 and April 28, 2001.................  10

           Notes to Condensed Consolidated Financial Statements of
             CDI Group, Inc. and Subsidiary (Unaudited).....................................  11

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations..................................................................  14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................  20

PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................................................  21

           SIGNATURES.......................................................................  22

                         PART I - FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

                          COMMUNITY DISTRIBUTORS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)

                                                          Three Months Ended              Nine Months Ended
                                                        April 27,      April 28,         April 27,      April 28,
                                                          2002           2001              2002           2001
                                                     -------------   -------------    -------------  --------------
Net sales                                            $      75,443   $      72,776    $     235,786  $      228,965
Cost of sales                                               56,171          53,732          172,911         170,159
                                                     -------------   -------------    -------------  --------------
     Gross profit                                           19,272          19,044           62,875          58,806
Selling, general and administrative expenses                17,596          17,234           52,691          53,068
Administrative fees                                             62              63              187             188
Depreciation and amortization                                1,001           1,535            3,167           4,585
Other income/(expense), net                                    (37)            333              175             845
                                                     -------------   -------------    -------------  --------------
     Operating income                                          576             545            7,005           1,810
Interest expense, net                                        1,797           2,164            5,776           6,495
                                                     -------------   -------------    -------------  --------------
     Income/(loss) before income taxes                      (1,221)         (1,619)           1,229          (4,685)
Provision (benefit) for income taxes                          (596)           (444)             408          (1,249)
     Income/(loss) before extraordinary item
       and cumulative effect of accounting           -------------   -------------    -------------  --------------
       change                                                 (625)         (1,175)             821          (3,436)
Extraordinary gain on repurchase of long-term
     debt, net of income taxes of $0                         6,641               -            6,641               -
Cumulative effect of change in accounting
     for goodwill, net of income taxes of $0                     -               -           (7,236)              -
                                                     -------------   -------------    -------------  --------------
     Net income/(loss)                               $       6,016   $     (1,175)    $         226  $      (3,436)
                                                     =============   =============    =============  ==============


See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                             (Amounts in thousands)

                                                                                 As of                     As of
                                                                               April 27,                 July 28,
                                                                                 2002                      2001
                                                                             -----------                -----------
ASSETS:
     Cash and cash equivalents                                               $     2,579                $     2,215
     Accounts receivable                                                           9,092                      7,547
     Inventory                                                                    40,441                     33,949
     Prepaid expenses and other current assets                                     1,603                      1,341
                                                                             -----------                -----------
         TOTAL CURRENT ASSETS                                                     53,715                     45,052

     Property and equipment, net                                                  10,443                     12,298
     Deferred charges and other assets                                             5,643                      6,397
     Goodwill, net                                                                18,620                     25,856
                                                                             -----------                -----------
TOTAL ASSETS                                                                 $    88,421                $    89,603
                                                                             ===========                ===========

LIABILITIES:
     Revolver borrowings                                                     $    16,650                $         -
     Accounts payable                                                             14,505                     14,101
     Accrued expenses and other current liabilities                                6,425                      8,470
     Current portion of supplier advances                                            650                        650
                                                                             -----------                -----------
         TOTAL CURRENT LIABILITIES                                                38,230                     23,221

     Long-term debt                                                               56,975                     74,000
     Supplier advances, net of current portion                                     1,896                      2,359
     Other long-term liabilities                                                   8,162                      7,091
                                                                             -----------                -----------
TOTAL LIABILITIES                                                            $   105,263                $   106,671
                                                                             -----------                -----------

STOCKHOLDER'S DEFICIT:
     Common stock, $.01 par value, 1,000 shares authorized,
         issued and outstanding                                                        -                          -
     Additional paid-in capital                                                        -                          -
     Retained earnings (deficit)                                                     700                        474
     Distribution in excess of capital                                           (17,542)                   (17,542)
                                                                             -----------                -----------

         TOTAL STOCKHOLDER'S DEFICIT                                             (16,842)                   (17,068)
                                                                             -----------                -----------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT                                  $    88,421                $    89,603
                                                                             ===========                ===========


See accompanying notes to condensed financial statements.

                          COMMUNITY DISTRIBUTORS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                          Three Months Ended                Nine Months Ended
                                                     -----------------------------    -----------------------------
                                                        April 27,      April 28,         April 27,      April 28,
                                                          2002           2001              2002           2001
                                                     -------------   -------------    -------------  --------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net income/(loss)                               $       6,016   $      (1,175)   $         226  $       (3,436)
     Depreciation and amortization                           1,096           1,610            3,459           4,761
     Non-cash rent expense                                     134             151              370             534
     LIFO provision                                            113             150              338             550
     Gain on repurchase of long-term debt                   (6,641)              -           (6,641)              -
     Cumulative effect of change in accounting
       for goodwill                                              -               -            7,236               -
     Changes in operating assets and liabilities            (6,443)         (5,075)         (10,396)        (11,680)
                                                     -------------   -------------    -------------  --------------
NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                               (5,725)         (4,339)          (5,408)         (9,271)

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures                                     (121)           (102)          (1,132)         (2,102)
                                                     -------------   -------------    -------------  --------------
NET CASH USED IN INVESTING ACTIVITIES                         (121)           (102)          (1,132)         (2,102)

CASH FLOWS FROM FINANCING ACTIVITES:
     Proceeds from revolver borrowings                      37,900          23,200           75,895          76,925
     Repayments of revolver borrowings                     (21,250)        (20,475)         (59,245)        (67,175)
     Repurchases of long-term debt                         (10,086)              -          (10,086)              -
     Credit Facility extension fees paid                      (250)              -             (250)              -
     Cash overdraft                                            590           1,562              590           1,562
                                                     -------------   -------------    -------------  --------------
NET CASH FROM (USED IN) FINANCING ACTIVITES                  6,904           4,287            6,904          11,312

Net increase (decrease) in cash and cash equivalents         1,058           (154)              364            (61)
Cash and cash equivalents at beginning of period             1,521             557            2,215             464
                                                     -------------   -------------    -------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $       2,579   $         403    $       2,579  $          403
                                                     =============   =============    =============  ==============


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

(4)  DEBT:

     Long-term debt includes $56,975 of 10 1/4% senior notes due in 2004 (the "Senior Notes"), which are guaranteed by the Parent. The terms of the Senior Notes include certain restrictive covenants regarding the payment of dividends, the incurrence of debt, the use of proceeds resulting from disposition of assets and certain other defined activities. Under the relevant debt agreements, in the event of a change in control, as defined in such agreements, the Company is required to repurchase all such outstanding notes.

     In March 2002, the Company repurchased an aggregate of $17,025 principal amount of Senior Notes at an average purchase price of $592 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. The financial statements as of and for the three-month and nine-month periods ending April 27, 2002 reflect the amount of Senior Notes outstanding subsequent to this aggregate repurchase and the gain on the aggregate repurchase, net of the related write-down of deferred financing costs.

     Effective February 11, 2002, the Company amended the terms of its revolving credit facility (the "Facility") with a bank. Under this amendment, the Facility limit was increased to $30,000 with a sublimit for the repurchase of Senior Notes in the amount of $15,000, although the Company is currently limited to utilizing only $25,000 of the Facility under the terms of the Senior Notes. In addition, the Company extended the term of the Facility to April 2004, incurred an extension fee of $250 and is subject to certain prepayment fees. This amendment also provides the Company with the ability to reduce the commitment upon request. The Facility bears interest at either prime rate or the London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, totaled approximately $227 and $937 at April 27, 2002 and July 28, 2001, respectively. At April 27, 2002, $8,123 of the Facility was available to the Company. The Facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company

                          COMMUNITY DISTRIBUTORS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)


     cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

(5)  INVENTORY COSTING METHOD:

     Inventory at interim periods is valued on a last-in, first-out (LIFO) basis that is determined based on current estimates of gross profit rate, inflation rates and inventory levels, and is adjusted for the results of physical inventories. The results of the last physical inventory that was taken on January 26, 2002 did not have a material impact on the results of operations, financial position and cash flows.

 (6) GOODWILL:

     Effective July 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142"), which requires that goodwill not be amortized but instead be tested at least annually for impairment by reporting unit and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. Adoption of SFAS 142 has resulted in the elimination of goodwill amortization expense of $479 and $1,437 during the three-month and nine- month periods ended April 27, 2002.

     The Company has completed its assessment of goodwill during its second quarter, which resulted in goodwill impairment of $7,236 that has been recorded as a cumulative effect of accounting change as of the beginning of the current fiscal year. In accordance with SFAS 142, the Company has restated its first quarter results to give effect to this accounting change. The Company's restated first quarter results for such cumulative effect of accounting change results in a net loss of $7,583 as compared to the previously reported net loss of $347 for the quarter ended October 27, 2001. The $7,236 cumulative effect of change in accounting has no tax effect, as the Company's goodwill is nondeductible for tax reporting purposes.

     The Company has performed its assessment of goodwill and other intangible assets by comparing the fair value of the Company, which has been determined to be the reporting unit for such measurement purposes, to its net book value in accordance with the provisions of SFAS 142. The Company has estimated its fair value based upon a combination of historical and projected results giving appropriate weighting to such data in arriving at an estimate of fair value. The Company's equity is not subject to quotations.

(7)  ACCOUNTING POLICIES:

     Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued in August 2001. SFAS 144 establishes accounting and reporting standards for impairment of long-lived assets that are to be disposed. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact, if any, of adopting SFAS 144 but does not believe the effect of adoption will be material.

(8)  SIGNIFICANT EVENT:

     On February 24, 2002, the Company suffered the total loss of one of its Cost Cutters stores due to a fire. During the fiscal year ended July 28, 2001, this store contributed $0.3 million of the total Company's income before income taxes. The Company maintains insurance to recover its loss of inventory, property and equipment and lost profits from this store location. The Company does not expect to be able to reopen this store until the second half of the fiscal year ending July 26, 2003. The financial statements for the three-month and nine-month periods ended April 27, 2002 reflect the loss of the operation of this Cost Cutters store as of February 24, 2002.

                         CDI GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Amounts in thousands)

                                                          Three Months Ended                Nine Months Ended
                                                     -----------------------------    -----------------------------
                                                        April 27,      April 28,         April 27,      April 28,
                                                          2002           2001              2002           2001
                                                     -------------   -------------    -------------  --------------
Net sales                                            $      75,443   $      72,776    $     235,786  $      228,965
Cost of sales                                               56,171          53,732          172,911         170,159
                                                     -------------   -------------    -------------  --------------
     Gross profit                                           19,272          19,044           62,875          58,806
Selling, general and administrative expenses                17,596          17,234           52,691          53,068
Administrative fees                                             62              63              187             188
Depreciation and amortization                                1,001           1,535            3,167           4,585
Other income/(expense), net                                    (37)            333              175             845
                                                     -------------   -------------    -------------  --------------
     Operating income                                          576             545            7,005           1,810
Interest expense, net                                        2,441           2,750            7,591           8,144
                                                     -------------   -------------    -------------  --------------
     Loss before income taxes                               (1,865)         (2,205)            (586)         (6,334)
Benefit for income taxes                                      (821)           (649)            (227)         (1,825)
     Loss before extraordinary items
       and cumulative effect of                      -------------   -------------    -------------  --------------
       accounting change                                    (1,044)         (1,556)            (359)         (4,509)
Extraordinary gain on repurchase of long-term
     debt, net of income taxes of $0                         6,641               -            6,641               -
Cumulative effect of change in accounting
     for goodwill, net of income taxes of $0                     -               -          (7,236)               -
                                                     -------------   -------------    -------------  --------------
     Net income/(loss)                               $       5,597   $     (1,556)    $       (954)  $      (4,509)
                                                     =============   =============    =============  ==============

See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                 As of                     As of
                                                                               April 27,                 July 28,
                                                                                 2002                      2001
                                                                             -----------                -----------
ASSETS:
     Cash and cash equivalents                                               $     2,579                $     2,215
     Accounts receivable                                                           9,138                      7,587
     Inventory                                                                    40,441                     33,949
     Prepaid expenses and other current assets                                     1,603                      1,341
                                                                             -----------                -----------
         TOTAL CURRENT ASSETS                                                     53,761                     45,092

     Property and equipment, net                                                  10,443                     12,298
     Deferred charges and other assets                                             5,643                      6,397
     Goodwill, net                                                                18,620                     25,856
                                                                             -----------                -----------
TOTAL ASSETS                                                                 $    88,467                $    89,643
                                                                             ===========                ===========

LIABILITIES:
     Revolver borrowings                                                     $    16,650                $         -
     Accounts payable                                                             14,505                     14,101
     Accrued expenses and other current liabilities                                5,790                      7,710
     Current portion of supplier advances                                            650                        650
                                                                             -----------                -----------
         TOTAL CURRENT LIABILITIES                                                37,595                     22,461

     Long-term debt                                                               56,975                     74,000
     Subordinated debt                                                            26,486                     24,665
     Supplier advances, net of current portion                                     1,896                      2,359
     Other long-term liabilities                                                   4,133                      3,821
                                                                             -----------                -----------
TOTAL LIABILITIES                                                            $   127,085                $   127,306
                                                                             -----------                -----------

COMMITMENTS AND CONTINGENCIES:
     Redeemable preferred stock, $1.00 par value, 7,862 authorized,
         issued and outstanding, redemption value $100 per share                     786                        786
Redeemable shares of Class A voting common stock, 57,963
         shares issued and outstanding at net redemption
         value at April 27, 2002 and July 28, 2001                                   493                        493

STOCKHOLDERS' DEFICIT:
     Class A voting common stock, $.00001 par value, authorized 600,000 shares,
         196,632 issued and outstanding at
         April 27, 2002 and July 28, 2001                                              -                          -
     Class B non-voting common stock, $.00001 par value, authorized
         600,000 shares, 187,922 issued and outstanding at
         April 27, 2002 and July 28, 2001                                              -                          -
     Additional paid-in capital                                                        -                          -
     Retained deficit                                                             (5,293)                    (4,338)
     Distribution in excess of capital                                           (34,604)                   (34,604)
                                                                             -----------                -----------
         TOTAL STOCKHOLDERS' DEFICIT                                             (39,897)                   (38,942)
                                                                             -----------                -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $    88,467                $    89,643
                                                                             ===========                ===========

See accompanying notes to condensed consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                          Three Months Ended                Nine Months Ended
                                                     -----------------------------    -----------------------------
                                                        April 27,      April 28,         April 27,      April 28,
                                                          2002           2001              2002           2001
                                                     -------------   -------------    -------------  --------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net income (loss)                               $       5,597   $      (1,556)   $        (954) $       (4,509)
Depreciation and amortization                                1,096           1,610            3,459           4,761
Non-cash rent expense                                          136             151              370             534
     Non-cash interest expense                                 646             586            1,821           1,649
     LIFO provision                                            113             150              338             550
     Gain on repurchase of long-term debt                   (6,641)              -           (6,641)              -
     Cumulative effect of change in accounting
       for goodwill                                              -               -            7,236               -
     Changes in operating assets and liabilities            (6,672)         (5,280)         (11,037)        (12,256)
                                                     -------------   -------------    -------------  --------------
NET CASH USED IN OPERATING ACTIVITIES                       (5,725)         (4,339)          (5,408)         (9,271)

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures                                     (121)           (102)          (1,132)         (2,102)
                                                     -------------   -------------    -------------  --------------
     NET CASH USED IN INVESTING ACTIVITIES                    (121)           (102)          (1,132)         (2,102)

CASH FLOWS USED IN FINANCING ACTIVITES:
     Proceeds from revolver borrowings                      37,900          23,200           75,895          76,925
     Repayments of revolver borrowings                     (21,250)        (20,475)         (59,245)        (67,175)
     Repurchases of long-term debt                         (10,086)              -          (10,086)              -
     Credit Facility extension fees paid                      (250)              -             (250)              -
     Cash overdraft                                            590           1,562              590           1,562
                                                     -------------   -------------    -------------  --------------
NET CASH FROM FINANCING ACTIVITES                            6,904           4,287            6,904          11,312

Net increase  (decrease) in cash and cash equivalents        1,058            (154)             364             (61)
Cash and cash equivalents at beginning of period             1,521             557            2,215             464
                                                     -------------   -------------    -------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $       2,579   $         403    $       2,579  $          403
                                                     =============   =============    =============  ==============

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

(4)  DEBT:

     Long-term debt includes $56,975 of 10 1/4% senior notes due in 2004 (the "Senior Notes"), which are guaranteed by the Parent. The terms of the Senior Notes include certain restrictive covenants regarding the payment of dividends, the incurrence of debt, the use of proceeds resulting from disposition of assets and certain other defined activities. Under the relevant debt agreements, in the event of a change in control, as defined in such agreements, the Company is required to repurchase all such outstanding notes.

     In March 2002, the Company repurchased an aggregate of $17,025 principal amount of Senior Notes at an average purchase price of $592 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. The financial statements as of and for the three-month and nine-month periods ending April 27, 2002 reflect the amount of Senior Notes outstanding subsequent to this aggregate repurchase and the gain on the aggregate repurchase, net of the related write-down of deferred financing costs.

     Effective February 11, 2002, the Company amended the terms of its revolving credit facility (the "Facility") with a bank. Under this amendment, the Facility limit was increased to $30,000 with a sublimit for the repurchase of Senior Notes in the amount of $15,000, although the Company is currently limited to utilizing only $25,000 of the Facility under the terms of the Senior Notes. In addition, the Company extended the term of the Facility to April 2004, incurred an extension fee of $250 and is subject to certain prepayment fees. This amendment also provides the Company with the ability to reduce the commitment upon request. The Facility bears interest at either prime rate or the London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the Facility is a $5,000 letter of credit facility. Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, totaled approximately $227 and $937 at April 27, 2002 and July 28, 2001. At April 27, 2002, $8,123 of the Facility was available to the Company. The Facility contains certain

                         CDI GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)


     financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances.

     In addition to the outstanding Senior Notes issued by the Subsidiary, the Parent had outstanding long-term debt, consisting of senior subordinated notes due January 31, 2005, in the amount of $26,486 and $24,665 at April 27, 2002 and July 28, 2001, respectively, which includes accrued interest.

(5)  INVENTORY COSTING METHOD:

     Inventory at interim periods is valued on a last-in, first-out (LIFO) basis that is determined based on current estimates of gross profit rate, inflation rates and inventory levels, and is adjusted for the results of physical inventories. The results of the last physical inventory that was taken on January 26, 2002 did not have a material impact on the results of operations, financial position and cash flows.

(6)  GOODWILL:

     Effective July 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142"), which requires that goodwill not be amortized but instead be tested at least annually for impairment by reporting unit and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. Adoption of SFAS 142 has resulted in the elimination of goodwill amortization expense of $479 and $1,437 during the three-month and nine-month periods ended April 27, 2002.

     The Company has completed its assessment of goodwill during its second quarter, which resulted in goodwill impairment of $7,236 which has been recorded as a cumulative effect of accounting change as of the beginning of the current fiscal year. In accordance with SFAS 142, the Company has restated its first quarter results to give effect to this accounting change. The Company's restated first quarter results for such cumulative effect of accounting change results in a net loss of $7,583 as compared to the previously reported net loss of $347 for the quarter ended October 27, 2001. The $7,236 cumulative effect of change in accounting has no tax effect as the Company's goodwill is nondeductible for tax reporting purposes.

     The Company has performed its assessment of goodwill and other intangible assets by comparing the fair value of the Company, which has been determined to be the reporting unit for such measurement purposes, to its net book value in accordance with the provisions of SFAS 142. The Company has estimated its fair value based upon a combination of historical and projected results giving appropriate weighting to such data in arriving at an estimate of fair value. The Company's equity is not subject to quotations.

(7)  ACCOUNTING POLICIES:

     Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued in August 2001. SFAS 144 establishes accounting and reporting standards for impairment of long-lived assets that are to be disposed. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact, if any, of adopting SFAS 144 but does not believe the effect of adoption will be material.

                         CDI GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)


(8)  SIGNIFICANT EVENT:

     On February 24, 2002, the Company suffered a total loss of one of its Cost Cutters stores due to a fire. During the fiscal year ended July 28, 2001, this store contributed $0.3 million of the total Company's income before income taxes. The Company maintains insurance to recover its loss of inventory, property and equipment and lost profits from this store location. The Company does not expect to be able to reopen this store until the second half of the fiscal year ending July 26, 2003. The financial statements for the three-month and nine-month periods ended April 27, 2002 reflect the loss of the operation of this Cost Cutters store as of February 24, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

         This Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including, but not limited to, (i) statements about possible changes in the rate of increase of pharmacy sales to participants in managed health care plans and other third-party payer plans ("Third Party Plans") as a percentage of total pharmacy sales, and its impact on profitability; (ii) the ability of Community Distributors, Inc. (the "Company") to meet its debt service obligations and to fund anticipated capital expenditures and working capital requirements in the future; (iii) statements regarding repurchases by the Company of its Senior Notes; (iv) statements regarding the effect of the fire in one of the Cost Cutters stores; and (v) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the judgment of the Company and of CDI Group, Inc. (the "Holding Company") as of the date of this Quarterly Report on Form 10-Q, and the Company and the Holding Company caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed in the section "Certain Risks" in the Annual Report on Form 10-K for its fiscal year ended July 28, 2001 for the Company and for the Holding Company.

RESULTS OF OPERATIONS

         Except where indicated below, the following discussion relates to the operations of the Company only. The Holding Company conducts no operations separate from the Company.

COMPARISON OF THE THREE MONTHS ENDED APRIL 27, 2002 (THE "2002 THREE-MONTH PERIOD") WITH THE THREE MONTHS ENDED APRIL 28, 2001 (THE "2001 THREE-MONTH PERIOD").

         Net sales for the 2002 Three-Month Period were $75.4 million as compared to $72.8 million for the 2001 Three-Month Period, an increase of $2.6 million, or 3.6%. This increase, which includes a 5.5% increase in same-store sales, was primarily due to a 14.6% increase in pharmacy sales from $29.5 million for the 2001 Three-Month Period to $33.8 million for the 2002 Three-Month Period, including a 17.8% increase in pharmacy sales to Third Party Plan customers from $25.9 million for the 2001 Three-Month Period to $30.5 million for the 2002 Three-Month Period, offset by a 3.9% decrease in sales of non-pharmacy products from $43.3 million for the 2001 Three-Month Period to $41.6 million for the 2002 Three-Month Period. The Company attributes the decrease in net sales of non-pharmacy products primarily to the earlier date of the Easter holiday, the cooler and wetter weather that impacted sales of lawn and garden merchandise, and the continuing levels of increased competition in the Company's markets. The number of prescriptions filled (including prescriptions filled for Third Party Plan customers) was approximately 620,000 for the 2002 Three-Month Period as compared to approximately 585,000 for the 2001 Three-Month Period, an increase of approximately 35,000, or 6.0%. The number of prescriptions filled for Third Party Plan customers increased to approximately 552,000 for the 2002 Three-Month Period, as compared to 509,000 for the 2001 Three-Month Period, an increase of approximately 43,000, or 8.4%. Pharmacy sales to non-Third Party Plan customers were $3.3 million in the 2002 Three-Month Period as compared to $3.6 million in the 2001 Three-Month Period, a decrease of $0.3 million, or 8.3%, due to the increased participation of the Company's customers in Third Party Plans and a decrease in the number of prescriptions filled for non-Third Party Plan customers from approximately 76,000 in the 2001 Three-Month Period to approximately 68,000 in the 2002 Three-Month Period.

         Gross profit was $19.3 million for the 2002 Three-Month Period, as compared to $19.0 million for the 2001 Three-Month Period, an increase of $0.3 million, or 1.6%. Gross profit as a percentage of net sales was 25.6% for the 2002 Three-Month Period as compared to 26.1% for the 2001 Three-Month Period. This 0.5% decrease in gross profit as a percentage of net sales was due primarily to a larger portion of sales being generated from pharmacy products that generate lower gross profit than sales of non-pharmacy products.

         Gross profit on total pharmacy sales (including sales to Third Party Plan customers) was $6.1 million for the 2002 Three-Month Period as compared to $5.5 million for the 2001 Three-Month Period, an increase of $0.6 million, or

10.9%, which was primarily the result of the increase in sales and prescriptions filled on a same store basis, the maturing of new stores opened in the last three fiscal years and the acquisition of the inventory and customer lists of independent pharmacies during the last three fiscal years. Gross profit on sales to Third Party Plan customers was $4.7 million for the 2002 Three-Month Period as compared to $4.3 million for the 2001 Three-Month Period, an increase of $0.4 million, or 9.3%, which was primarily the result of the increase in the number of prescriptions sold to Third Party Plan customers. Gross profit on sales of pharmacy products to non-Third Party Plan customers was $1.4 million in the 2002 Three-Month Period as compared to $1.2 million for the 2001 Three-Month Period, an increase of $0.2 million, or 16.7%, which was primarily the result of greater participation of the Company's pharmacy customers in Third Party
Plans.

         Gross profit on non-pharmacy sales was $13.2 million for the 2002 Three-Month Period, as compared to $13.5 million for the 2001 Three-Month Period, a decrease of $0.3 million, or 2.2%. Gross profit as a percentage of non-pharmacy sales was 31.7% for the 2002 Three-Month Period as compared to 31.2% for the 2001 Three-Month Period, an increase of 0.5%. Gross profit as a percentage of non-pharmacy sales increased primarily due to an improved retail pricing strategy and to fewer clearance markdowns on seasonal merchandise sales.

         Selling, general and administrative expense as a percentage of net sales was 23.3% for the 2002 Three-Month Period, as compared to 23.6% for the 2001 Three-Month Period, a decrease of 0.3%. This decrease in selling, general and administrative expenses as a percentage of net sales is primarily due to initiatives to reduce operating expenses that were partially offset by increases in the cost of compensation for pharmacists and employee benefits.

         Depreciation and amortization expense was $1.0 million for the 2002 Three-Month Period as compared to $1.5 million for the 2001 Three-Month Period, a decrease of $0.5 million, or 33.3%. This decrease is primarily the result of the elimination of the amortization of goodwill in connection with the implementation of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

         Other income, net was $0 for the 2002 Three-Month Period as compared to $0.3 million for the 2001 Three-Month Period, a decrease of $0.3 million. Excluding the loss of $0.1 million resulting from the fire at one of the Company's stores during the 2002 Three-Month Period and the $0.2 million received in settlement of the brand name drug pricing class action litigation during the 2001 Three-Month Period, other income, net was $0.1 million during the 2002 Three-Month Period and 2001 Three-Month Period.

         The Company's net interest expense was $1.8 million in the 2002 Three-Month Period as compared to $2.2 million in the 2001 Three-Month Period, a decrease of $0.4 million resulting from the lower level of outstanding balances and lower interest rates charged on the Company's revolving line of credit. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $0.6 in the 2002 Three-Month Period and was $0.5 million in the 2001 Three-Month Period, an increase of $0.1 million resulting from the compounding of interest on the subordinated debt.

         The Company's benefit for income taxes was $0.6 million for the 2002 Three-Month Period as compared to $0.4 million for the 2001 Three-Month Period, an increase of $0.2 million. The Holding Company experienced a benefit from income taxes of $0.2 million in the 2002 Three-Month Period and 2001 Three-Month Period. The Company's effective tax rate is consistently higher than the statutory tax rates, and varies from period to period, due to the impairment of goodwill, extraordinary gain on repurchase of Senior Notes, amortization of goodwill and of beneficial leaseholds, all of which are not includable or deductible when calculating taxable income.

         The Company's net income for the 2002 Three-Month Period was $6.0 million as compared to a net loss of $1.2 million in the 2001 Three-Month Period, an increase of $7.2 million. Excluding the extraordinary gain on the repurchase of Senior Notes of $6.6 million during the 2002 Three-Month Period, the Company had a net loss of $0.6 million during the 2002 Three-Month Period as compared to a $1.2 million loss during the 2001 Three-Month Period, a reduction of the net loss of $0.6 million. The Holding Company incurred a net loss of $0.4 million for the 2002 Three-Month Period and for the 2001 Three-Month Period.

COMPARISON OF THE NINE MONTHS ENDED APRIL 27, 2002 (THE "2002 NINE-MONTH PERIOD") WITH THE NINE MONTHS ENDED APRIL 28, 2001 (THE "2001 NINE-MONTH PERIOD").

         Net sales for the 2002 Nine-Month Period were $235.8 million as compared to $229.0 million for the 2001 Nine-Month Period, an increase of $6.8 million, or 3.0%. This increase, which includes a 3.4% increase in same-store sales, was primarily due to a 13.8% increase in pharmacy sales from $85.2 million for the 2001 Nine-Month Period to $97.0 million for the 2002 Nine-Month Period, including an 17.1% increase in pharmacy sales to Third Party Plan customers from $74.2 million for the 2001 Nine-Month Period to $86.9 million for the 2002 Nine-Month Period, offset by a 3.5% decrease in sales of non-pharmacy products from $143.8 million for the 2001 Nine-Month Period to $138.8 million for the 2002 Nine-Month Period. The Company attributes the decrease in net sales of non-pharmacy products to the continuing levels of increased competition in the Company's markets, a decline in personal consumer spending during the 2002 Nine-Month Period and to reductions in inventory levels that resulted in fewer markdown sales. The number of prescriptions filled (including prescriptions filled for Third Party Plan customers) was approximately 1,810,000 for the 2002 Nine-Month Period as compared to approximately 1,694,000 for the 2001 Nine-Month Period, an increase of approximately 116,000, or 6.8%. The number of prescriptions filled for Third Party Plan customers increased to approximately 1,600,000 for the 2002 Nine-Month Period, as compared to 1,459,000 for the 2001
Nine-Month Period, an increase of approximately 141,000, or 9.7%. Pharmacy sales to non-Third Party Plan customers were $10.1 million in the 2002 Nine-Month Period as compared to $11.0 million in the 2001 Nine-Month Period, a decrease of $0.9 million, or 8.2%, due to the increased participation of the Company's customers in Third Party Plans and a decrease in the number of prescriptions filled for non-Third Party Plan customers from approximately 235,000 in the 2001 Nine-Month Period to approximately 210,000 in the 2002 Nine-Month Period.

         Gross profit was $62.9 million for the 2002 Nine-Month Period, as compared to $58.8 million for the 2001 Nine-Month Period, an increase of $4.1 million, or 7.0%. Gross profit as a percentage of net sales was 26.7% for the 2002 Nine-Month Period as compared to 25.7% for the 2001 Nine-Month Period. This 1.0% increase in gross profit as a percentage of net sales was due primarily to an improved retail pricing strategy on non-pharmacy sales and to fewer clearance markdowns on seasonal merchandise sales.

         Gross profit on total pharmacy sales (including sales to Third Party Plan customers) was $17.6 million for the 2002 Nine-Month Period as compared to $16.2 million for the 2001 Nine-Month Period, an increase of $1.4 million, or 8.6%, which was primarily the result of the increase in sales and prescriptions filled on a same store basis, the maturing of new stores opened in the last three fiscal years, and due to the acquisition of the inventory and customer lists of independent pharmacies during the last three fiscal years. Gross profit on sales to Third Party Plan customers was $13.5 million for the 2002 Nine-Month Period as compared to $12.2 million for the 2001 Nine-Month Period, an increase of $1.3 million, or 10.7%, which was primarily the result of the increase in the number of prescriptions sold to Third Party Plan customers. Gross profit on sales of pharmacy products to non-Third Party Plan customers was $4.1 million in the 2002 Nine-Month Period as compared to $4.0 million for the 2001 Nine-Month Period, an increase of $0.1 million, or 2.5%, that was primarily the result of improved price management on sales of pharmacy products to non-Third Party Plan customers.

         Gross profit on non-pharmacy sales was $45.3 million for the 2002 Nine-Month Period, as compared to $42.6 million for the 2001 Nine-Month Period, an increase of $2.7 million, or 6.3%. Gross profit as a percentage of non-pharmacy sales was 32.6% for the 2002 Nine-Month Period as compared to 29.6% for the 2001 Nine-Month Period, an increase of 3.0%. Gross profit as a percentage of non-pharmacy sales increased primarily due to an improved retail pricing strategy and to fewer clearance markdowns on seasonal merchandise sales.

         Selling, general and administrative expense as a percentage of net sales was 22.3% for the 2002 Nine-Month Period, as compared to 23.2% for the 2001 Nine-Month Period, a decrease of 0.9%. This decrease in selling, general and administrative expenses as a percentage of net sales is primarily due to initiatives to reduce operating expenses that were partially offset by increases in the cost of compensation for pharmacists and employee benefits.

         Depreciation and amortization expense was $3.2 million for the 2002 Nine-Month Period as compared to $4.6 million for the 2001 Nine-Month Period, a decrease of $1.4 million, or 30.4%. This decrease is primarily the result of the elimination of the amortization of goodwill in connection with the implementation of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

         Other income, net was $0.2 million for the 2002 Nine-Month Period as compared to $0.8 million for the 2001 Nine-Month Period, a decrease of $0.6 million. Excluding the loss of $0.1 million resulting from the fire at one of the

Company's stores during the 2002 Nine-Month Period and the $0.6 million received in settlement of the band name drug pricing class action litigation during the 2001 Nine-Month Period, other income, net was $0.3 million for the 2002 Nine-Month Period as compared to $0.2 million for the 2001 Nine-Month Period, an increase of $0.1 million.

         The Company's net interest expense was $5.8 million in the 2002 Nine-Month Period as compared to $6.5 million in the 2001 Nine-Month Period, a decrease of $0.7 million resulting from the lower level of outstanding balances and lower interest rates charged on the Company's revolving line of credit. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $1.8 million in the 2002 Nine-Month Period and was $1.7 million in the 2001 Nine-Month Period, an increase of $0.1 million resulting from the compounding of interest on the subordinated debt.

         The Company's provision for income taxes was $0.4 million for the 2002 Nine-Month Period as compared to a benefit for income taxes of $1.2 million for the 2001 Nine-Month Period, an increase of $1.6 million. The Holding Company experienced a benefit from income taxes of $0.6 million in the 2002 Nine-Month Period and 2001 Nine-Month Period related to the interest expense incurred on the outstanding subordinated debt. The Company's effective tax rate is consistently higher than the statutory tax rates, and varies from period to period, due to the impairment of goodwill, extraordinary gain on the repurchase of Senior Notes, amortization of goodwill and of beneficial leaseholds, all of which are not includable or deductible when calculating taxable income.

         Effective July 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142"), which requires that goodwill not be amortized but instead be tested at least annually for impairment by reporting unit and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. In accordance with SFAS 142, the Company has six months from the initial date of adoption to complete its impairment testing. The Company has completed its assessment of goodwill during its second quarter, which resulted in goodwill impairment of $7,236 that has been recorded as a cumulative effect of accounting change as of the beginning of the current fiscal year. In accordance with SFAS 142, the Company has restated it s first quarter results to give effect to this accounting change. The Company has performed its assessment of goodwill and other intangible assets by comparing the fair value of the Company, which has been determined to be the reporting unit for such measurement purposes, to its net book value in accordance with the provisions of SFAS 142. The Company has estimated its fair value based upon a combination of historical and projected results giving appropriate weighting to such data in arriving at an estimate of fair value.

         The Company's net income for the 2002 Nine-Month Period was $0.2 million as compared to a net loss of $3.4 million in the 2001 Nine-Month Period, an increase in of $3.6 million. Excluding the impairment of goodwill of $7.2 million and the extraordinary gain on the repurchase of Senior Notes of $6.6 million during the 2002 Nine-Month period, the Company's net income was $0.8 million for the 2002 Nine-Month Period as compared to a net loss of $3.4 million for the 2001 Nine-Month Period, an increase of $4.2 million. The Holding Company incurred a net loss of $1.2 million for the 2002 Nine-Month Period as compared to $1.1 million for the 2001 Nine-Month Period, an increase in the net loss of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

COMPARISON OF THE THREE MONTHS ENDED APRIL 27, 2002 (THE "2002 THREE-MONTH PERIOD") WITH THE THREE MONTHS ENDED APRIL 28, 2001 (THE "2001 THREE-MONTH PERIOD").

         During the 2002 Three-Month Period, cash used in operations was $6.9 million as compared to $4.3 million for the 2001 Three-Month Period, an increase of $2.6 million. This increase in cash used in operations is primarily the result of slower sales of seasonal merchandise during the 2002 Three-Month Period as compared to the 2001 Three-Month Period. Cash used in investing activities was $0.1 million during the 2002 Three-Month Period and the 2001 Three-Month Period. Cash provided by financing activities was $6.9 million during the 2002 Three-Month Period as compared to $4.3 million during the 2001 Three-Month Period. Cash provided by financing activities during the 2002 Three-Month Period was from net borrowings under the Facility of $16.6 million and a cash overdraft of $0.6 million offset by $10.1 million of cash used for the repurchase of Senior Notes and $0.3 million as a fee for the extension of the Company's Facility. Cash provided by financing activities during the 2001 Three-Month Period was for net borrowings under the Facility of $2.7 million offset by a cash overdraft of $1.6 million.

COMPARISON OF THE NINE MONTHS ENDED APRIL 27, 2002 (THE "2002 NINE-MONTH PERIOD") WITH THE NINE MONTHS ENDED APRIL 28, 2001 (THE "2001 NINE-MONTH PERIOD").

         During the 2002 Nine-Month Period, cash used in operations was $7.7 million as compared to $9.3 million for the 2001 Nine-Month Period, a decrease of $1.6 million. This decrease in cash used in operations is primarily the result of a larger increase in inventory caused by slower sales of seasonal merchandise, a smaller reduction in accounts payable and a smaller increase in accounts receivable during the 2002 Nine-Month Period as compared to the 2001 Nine-Month Period. Cash used in investing activities was $1.1 million during the 2002 Nine-Month Period as compared to $2.1 million during the 2001 Nine-Month Period, a decrease of $1.0 million, which was primarily the result of no store openings during the 2002 Nine-Month Period as compared to two store openings during the 2001 Nine-Month Period. Cash provided by financing activities was $6.9 million during the 2002 Nine-Month Period as compared to $11.3 million during the 2001 Nine-Month Period. Cash provided by financing activities during the 2002 Nine-Month Period was primarily from net borrowings under the Facility of $16.7 million and a cash overdraft of $0.6 million offset by $10.1 million of cash used to repurchase Senior Notes and $0.3 million as a fee for the extension of the Company's Facility. Cash provided by financing activities during the 2001 Nine-Month Period was for net borrowing under the Facility of $9.7 million and a cash overdraft of $1.6 million. The Company expects that substantially all of its borrowings under the Facility will bear interest at floating rates; therefore, the Company's financial condition will be affected by any changes in prevailing rates.

         The Company believes that, based on anticipated levels of operations, it will be able to meet its debt service obligations, including interest payments on the Senior Notes when due, and to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of its debt agreements during the remainder of its fiscal years ended July 27, 2002 and July 26, 2003. The Company's ability to make scheduled payments of principal or interest thereon, or to refinance its indebtedness will depend on future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rates and financial, competitive, business and other factors beyond its control. During the quarter ended April 27, 2002, the Company repurchased $17.0 million principal amount of its Senior Notes and amended the terms of the Facility. The Company is considering additional repurchases of its Senior Notes, from time to time. Any repurchases of Senior Notes may be made on the open market or in privately negotiated transactions. The Company plans to fund such purchases from its working capital or seek additional financing if needed.

CRITICAL ACCOUNTING POLICIES

         In our opinion, we do not have any individual accounting policy that is critical to the preparation of our financial statements. Also, in many instances, we must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States. However, certain accounting policies are more important to the reporting of the Company's financial position and results of operations. These policies are discussed in the succeeding paragraphs. The succeeding paragraphs should be read in conjunction with the notes to the audited consolidated financial statements of Community Distributors, Inc. contained in the Company's annual report on Form 10-K for its fiscal year ended July 28, 2001 that includes a summary of the significant accounting policies used in the preparation of our financial statements.

         REVENUE RECOGNITION

         Sales are net of returns and exclude sales tax. Revenues include sales from all stores operating during the period.

         INVENTORIES

         Inventories are stated at the lower of cost or market, using the dollar-value, double extension last-in, first-out (LIFO) method. Management believes that inventories accounted for on a FIFO basis approximates current replacement costs and are reflected net of reserves for excess/obsolete/damaged inventories.

         SUPPLIER ADVANCES

         Included in the condensed balance sheets are advances received related to various supply agreements. Such amounts are being recorded as a reduction of costs of sales as the Company's supply agreement obligations are fulfilled, generally ranging from three to five years from the point that the supplier advance is received. The Company's obligations under the supply agreements are fulfilled through the passage of time for those supply agreement that are for a specific period of time and by the purchasing of inventory for those supply agreements that stipulate the purchasing of a specific amount of inventory. In the event the Company does not fulfill its obligations under the inventory supply agreements, a pro rata portion of the advance will be required to be repaid, approximating the amounts presented in the financial statements as supplier advances. The amount presented as the current portion of the supplier advances is estimated by the Company as the amount related to the passage of time and the estimated inventory purchases to be made during the twelve months following the date of the balance sheets, as applicable to the specific inventory supply agreements.

CERTAIN RISKS

         The Company is subject to certain risks, including:

         "FREEDOM OF CHOICE" AND "ANY WILLING PROVIDER" LEGISLATION. In July 1994, The State of New Jersey ("New Jersey") adopted "Freedom of Choice" legislation that requires Third-Party Plans to allow their customers to purchase prescription drugs from the provider of their choice as long as the provider meets uniformly established requirements, and "Any Willing Provider" legislation that requires each Third-Party Plan that has entered into an agreement with a prescription provider to permit other prescription providers to enter into agreements under the same terms and conditions. If this legislation were repealed, larger national drugstore chains could enter into exclusive contracts with Third-Party Plans, which could reduce the Company's sales of prescriptions and potentially non-prescription items as well. In addition, since none of the states surrounding New Jersey (other than Delaware) has enacted similar legislation, the Company may be at a disadvantage if it chooses to expand outside of New Jersey.

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

         POTENTIAL GROWTH AND EXPANSION. The Company has grown in recent years by opening new stores, remodeling and relocating existing stores and refining the product mix in existing stores. The ability of the Company to continue to grow in the future will depend on several factors, including existing and emerging competition, the availability of working capital to support growth, the Company's ability to manage costs and maintain margins in the face of pricing pressures, and the ability to recruit and train qualified personnel. New stores that the Company opens may not be profitable.

         RESTRICTIONS ON THE COMPANY. Both the Indenture governing the Senior Notes and the Facility impose on the Company certain requirements and restrictions, including a requirement that the Company maintain certain financial ratios and satisfy certain financial tests, limitations on capital expenditures, and restrictions on the ability of the Company to incur debt, pay dividends, or take certain other corporate actions. These limitations may restrict the Company's ability to pursue its business strategies.

         LIQUIDITY. There can be no assurance that the Company will generate sufficient cash flow to pay interest and principal on its Senior Notes due 2004, of which $57.0 million aggregate principal amount was outstanding at June 11, 2002. There can be no assurance that the Company will have sufficient cash available or will be able to raise sufficient cash to pay the principal of the Senior Notes in 2004 or the principal and accrued interest on the subordinated debt of the Parent.

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

                          PART II - - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit No.
                  -----------
                  10.22 Amendment to Loan and Security Agreement, dated as of February 11, 2002 by and between the Company and PNC Bank, N.A.

         (b)      Reports on Form 8-K

                  Neither the Company nor the Holding Company filed any reports on Form 8-K during the three months ended April 27, 2002.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                           COMMUNITY DISTRIBUTORS, INC.

June 11, 2002              By:  /s/  TODD H. PLUYMERS
                                ---------------------------------------
                                     Todd H. Pluymers,
                                     Chief Financial Officer
                                     (AUTHORIZED OFFICER AND PRINCIPAL
                                     FINANCE AND ACCOUNTING OFFICER)

                           CDI GROUP, INC.

June 11, 2002              By:  /s/  TODD H. PLUYMERS
                                ---------------------------------------
                                     Todd H. Pluymers,
                                     Chief Financial Officer
                                     (AUTHORIZED OFFICER AND PRINCIPAL
                                     FINANCE AND ACCOUNTING OFFICER)