Form 10-K
period 2002-07-27
CDI GROUP INC; COMMUNITY DISTRIBUTORS INC
filed 2002-10-25
CIK 940727, 774492

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           --------------------------

                                   FORM 10-K

               FOR ANNUAL REPORT AND TRANSITION REPORTS PURSUANT
         TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 27, 2002

                                       OR

   / /     TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

    800 COTTONTAIL LANE, FRANKLIN TOWNSHIP, SOMERSET, NEW JERSEY 08873-1227
                    (Address of Principal Executive Offices)
               Registrant's telephone number, including area code
                                 (732) 748-8900
                           --------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
                     None                                             None

        Securities registered pursuant to Section 12(g) of the Act: NONE
                           --------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The number of shares of the Common Stock, par value $.01 per share, of Community Distributors, Inc., outstanding as of October 25, 2002 was 1,000, and the number of shares of the Common Stock, par value $.00001 per share of CDI Group, Inc., outstanding as of October 25, 2002 was 442,517.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I

Item 1.   Business....................................................      2
Item 2.   Properties..................................................     11
Item 3.   Legal Proceedings...........................................     12
Item 4.   Submission of Matters to a Vote of Securityholders..........     12

                                    PART II

Item 5.   Market for Registrants' Common Equity and Related
          Stockholder Matters.........................................     13
Item 6.   Selected Financial Data.....................................     14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     17
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     28
Item 8.   Financial Statements and Supplementary Data.................     29
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     59

                                    PART III

Item 10.  Directors and Executive Officers of the Registrants.........     60
Item 11.  Executive Compensation......................................     62
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................     65
Item 13.  Certain Relationships and Related Transactions..............     67

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................     69

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

    Community Distributors, Inc. (the "Company" or the "Subsidiary") is among the largest regional drugstore chains in the United States and the only regional chain focused primarily on the densely populated northern and central New Jersey markets, although several national and other regional drugstore chains have operations in these areas. CDI Group, Inc. (the "Holding Company") is the owner of all of the outstanding capital stock of the Company. The Company operates a chain of 52 drug and general merchandise stores under two separate formats, Drug Fair and Cost Cutters. Of the Company's 52 stores, 32 have been opened since 1989 and all of the remaining 20 have been refurbished since 1991. The Company was acquired by the Holding Company on January 30, 1995 (the "Acquisition"). As used in this Annual Report on Form 10-K (the "Report"), the terms "fiscal 1998," "fiscal 1999," "fiscal 2000," "fiscal 2001," and "fiscal 2002" refer to the fiscal years ended or ending July 25, 1998, July 31, 1999, July 29, 2000,
July 28, 2001, and July 27, 2002, respectively, of the Company or the Holding Company, as applicable.

    DRUG FAIR. Drug Fair is a chain of 38 large-format drugstores with an average store size of approximately 17,000 square feet. All of the stores contain a pharmacy, which is the focal point of the store layout. In fiscal 2002, the Company's pharmacies (including four at Cost Cutters locations) filled over 2.4 million prescriptions, an average weekly volume of approximately 1,100 prescriptions per pharmacy, and pharmacy sales increased 13.8% over fiscal 2001. Currently, approximately 90.5% of the Company's prescription sales are made to participants in managed health care plans and other third-party payer plans ("Third-Party Plans"). Drug Fair's strategy is to utilize large-format stores to capitalize on the increased customer traffic associated with its growing pharmacy business to increase sales of higher margin non-pharmacy merchandise, including health and beauty care items, housewares, greeting cards, stationery, candy and seasonal items. General merchandise accounted for approximately 48.1% of Drug Fair revenues in fiscal 2002. Drug Fair stores are primarily located in neighborhood shopping centers that are easily accessible and generate significant customer traffic.

    COST CUTTERS. Cost Cutters is a 14-store general merchandise chain with an average store size of approximately 29,000 square feet. Cost Cutters stimulates customer traffic by offering a non-pharmacy merchandise mix similar to Drug Fair, a high-impact merchandise presentation with prices generally 10%-15% lower than Drug Fair. Cost Cutters offers a broader selection of products than Drug Fair while still focusing on health and beauty care items, housewares, greeting cards, stationery, candy and seasonal items. Currently, four Cost Cutters locations have Drug Fair Pharmacy Departments as separate Drug Fair storefronts adjacent to the store. The Company believes there is an opportunity to open Drug Fair pharmacies at certain additional Cost Cutters locations. Cost Cutters stores are primarily located near major highways, drawing customers from a wider area than a typical drugstore and emphasizing their destination-store orientation.

BUSINESS INFORMATION

    The Company's products may be divided generally into two categories: pharmacy and general merchandise, which includes over-the-counter ("OTC") pharmaceuticals, health and beauty care items, housewares, stationery and greeting cards, candy, food and beverage (primarily convenience foods), cosmetics and seasonal and promotional items. The principal products offered by the Company in these two industry categories and the approximate percentage of revenues attributable to such categories is described below.

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

    The following table sets forth the approximate percentage of revenues attributable to each major product category at Drug Fair and Cost Cutters stores during fiscal 2002:

                                                              PERCENTAGE OF FISCAL 2002
                                                                  SALES BY CATEGORY
                                                              --------------------------
CATEGORY:                                                      DRUG FAIR    COST CUTTERS
---------                                                     -----------   ------------
Pharmacy....................................................      51.9%         14.7%
Health and Beauty Care and OTC Pharmaceuticals..............      13.2          20.6
Other Merchandise...........................................       8.4          10.7
Housewares..................................................       6.3          16.3
Stationery and Greeting Cards...............................       6.1          11.1
Candy, Food and Beverage....................................       5.5           9.7
Seasonal and Promotional....................................       5.8          12.3
Cosmetics...................................................       2.8           4.6
                                                                 -----         -----
                                                                 100.0%        100.0%
                                                                 =====         =====

    Excluding revenue generated by stores that were open less than twelve months before the beginning of the applicable fiscal year, the Company's stores generated net sales of $285.8 million in fiscal 2001 from 49 stores, and $297.6 million in fiscal 2002 from 49 stores, which is an increase of 4.1%.

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

    PHARMACY. In fiscal 2002, the Company's pharmacies filled over 2.4 million prescriptions, representing an average weekly volume of approximately 1,100 prescriptions per pharmacy, and pharmacy sales increased 13.8% over fiscal 2001. Currently, approximately 90.5% of prescription volume results from sales to Third-Party Plan participants. The Company offers discounts on prescriptions to senior citizens, who accounted for approximately 4.1% of prescription sales volume in fiscal 2002.

    All Drug Fair stores contain a pharmacy, each staffed by two full-time registered pharmacists. The pharmacy is the focal point of the store layout, which is also designed to promote optimal customer flow and shopping convenience. New and remodeled stores typically have enhancements such as pharmacy waiting and consultation areas. In addition, for the past eight years Drug Fair stores have featured free home delivery of prescriptions. The Company believes that this delivery service represents an attractive alternative to the drive-through pharmacy service offered by some of its competitors while avoiding the significant capital expenditures required to remodel stores to accommodate drive-through services.

    GENERAL MERCHANDISE. As a customer-oriented, lower-cost retail drugstore, Drug Fair strives to compete on the basis of cost and maintaining a high-quality image with the consumer. General merchandise is an important component of Drug Fair's revenues, comprising approximately 48.1% of Drug Fair revenues in fiscal 2002. General merchandise products are well stocked and displayed on shelves within easy reach of consumers. With its convenient merchandise layout and large selection, Drug Fair retains its small-store atmosphere while offering a variety of merchandise selections typically seen in larger retail stores. Drug Fair offers a selection of general merchandise similar to that of its drugstore competitors but, due to its above average size, is able to expand its selection of items and offer a wider assortment of higher margin non-pharmacy merchandise. For example, seasonal items have been a key contributor to Drug Fair's success, comprising 5.8% of Drug Fair's revenues in fiscal 2002. Seasonal items are prominently displayed along the entrance, providing a varied product mix and generating impulse buying. With nearly 58,000 non-pharmacy stock keeping units ("SKUs") including seasonal items, Drug Fair also offers expanded greeting card and household item selections to the consumer.

    In addition to its general merchandise offerings, the Company seeks to attract customers by offering ancillary conveniences and services, such as lottery tickets, convenience food sections and film processing in many of its stores, including its own on-site one-hour photo finishing labs in 27 Drug Fair locations. The Company believes that it offers the lowest prices for one-hour film developing in its markets. The Company intends to continue to experiment with new products and services designed to increase customer traffic and enhance convenience.

COST CUTTERS

    Cost Cutters is a 14-store general merchandise chain focused on the product areas of health and beauty care, housewares, greeting cards, stationery, candy and seasonal items. The stores are self-service oriented and feature a non-pharmacy merchandise mix similar to that of Drug Fair, with more than a 90% overlap in general merchandise, at prices generally 10%-15% lower than at Drug Fair. Currently, the Company has Drug Fair pharmacies adjacent to four of its Cost Cutters locations. The Company believes there is an opportunity to open Drug Fair pharmacies in certain additional Cost Cutters locations. Cost Cutters is unique in its merchandising strategy in its markets and provides a much broader product variety and deeper discounts than other local stores, while successfully competing with mass merchandise stores.

    The Company opened its first Cost Cutters store in 1983 in Norwood, New Jersey and the Company's Cost Cutters stores average approximately 29,000 square feet in size, ranging from 20,600 to 37,000 square feet. In expanding to new sites, the Company has opportunistically negotiated favorable lease terms, typically from grocery stores that are relocating, rather than paying higher prices for new real estate. Most of the stores are located in shopping centers, near highways in easily accessible locations for surrounding communities. By comparison, larger discount department chains, such as Wal-Mart, Target and K-Mart, typically build new stores in excess of 100,000 square feet and focus more on higher-priced products such as apparel, sporting goods, electronics and appliances. The Company believes that the accessibility and manageable size of a Cost Cutters store is attractive to consumers at a time when larger discount merchandisers continue to open larger and more complex stores that many customers may find less convenient. All stores are open seven days a week, from 9:00 a.m. to 9:30 p.m., Monday through Friday, with slightly reduced hours on weekends, totaling approximately 83 hours per week.

    PHARMACY. The Company has Drug Fair pharmacy departments as separate storefronts adjacent to four of its Cost Cutters locations with a pass-through between the store and the pharmacy. The Company believes there is an opportunity to add Drug Fair pharmacy departments to certain additional Cost Cutters stores depending on factors such as lease restrictions, location, store size, layout and competition. The Company estimates that it costs $75,000 to $100,000 to install a Drug Fair Pharmacy Department next to an existing Cost Cutters location, assuming construction of a new storefront is required, excluding costs of staffing and inventory.

    GENERAL MERCHANDISE. With over 59,000 non-pharmacy SKUs, including seasonal items, and substantial overlap in merchandise with Drug Fair, Cost Cutters distinguishes itself through its merchandise presentation, pricing strategy, assortment of items targeted to impulse purchases and a strong merchandising position in greeting cards, stationery, seasonal items and household products. In addition to traditional retail drugstore general merchandise, such as health and beauty care items, over-the-counter ("OTC") pharmaceuticals, candy and seasonal items, Cost Cutters also sells luggage, kitchenware and an extended selection of housewares products and automotive-related goods. One of the Company's merchandising strategies is a high-impact merchandise presentation based on well-stocked shelves that are highly visible to the customer, promoting a value superstore image. Seven Cost Cutters locations contain on-site one-hour photo finishing labs.

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

ADVERTISING AND PROMOTION

    The Company aggressively advertises its Drug Fair and Cost Cutters chains through extensive use of colorful, high-quality direct mail circulars distributed to its neighborhood markets. Approximately 25 Drug Fair circular programs are distributed annually with each circular typically containing a selection of approximately 200 specially priced items chosen to build customer traffic. Cost Cutters distributes approximately 21 circular programs annually, each containing approximately 200 items, of which 10% to 15% have been reduced in price. The circulars often contain coupons good for item discounts and advertise "Special" and "Bonus" buys. "Special" buys are items that are carried at reduced prices while supplies last. "Bonus" buys are items carried every day that include an additional amount of the same product or another product for no extra cost. The Company estimates the average circular program costs $111,000 to produce and distribute to approximately 800,000 recipients, although in some cases the cost is partially offset by co-op advertising rebates received from featured suppliers.

PURCHASING AND DISTRIBUTION

    By operating both Drug Fair and Cost Cutters chains, the Company believes that it is able to take advantage of economies of scale available to larger chains in purchasing merchandise and maintaining up-to-date systems and technology. Although the Company utilizes two separate retail formats, the 52 stores are operated as one company through centralized purchasing and distribution and use complementary marketing strategies. The Company believes that its focus on consistent execution of its purchasing, pricing and merchandising strategies has been instrumental in its success to date.

    The Company maintains centralized budgeting, pricing, purchasing, warehousing and inventory control functions at its corporate offices. Products are purchased for both store chains by merchandise managers, each of whom is responsible for a distinct product category, such as cosmetics or housewares. Each merchandise manager reports to the Company's President.

    Approximately 55% of all non-prescription purchases are received at the Company's current central warehouse and distribution center in Somerset, New Jersey. These products are delivered to the stores by the Company's eleven owned trucks. The balance of general merchandise is shipped directly to the stores by manufacturers and distributors. All prescription drugs are shipped directly to the individual stores by wholesale drug distributors on a daily basis. The Company has an agreement with Cardinal Health, Inc. ("Cardinal") to supply pharmaceuticals, health and beauty care, home health care and related products. The term of the Company's supply agreement with Cardinal (the "Cardinal Agreement") expires in February 2006. Pursuant to the terms of the Cardinal Agreement, the Company purchases pharmacy and health and beauty care products at a specified discount to Cardinal's costs. The Company believes that Cardinal's cost is higher than Cardinal's actual cost for the pharmaceutical products it supplies because it does not reflect all discounts that may be available to Cardinal from its suppliers. Bellco Drug Corporation ("Bellco") serves as a secondary supplier for products that are not routinely carried by or are out of stock at Cardinal. The Company believes that its pharmacy products are readily available from numerous other wholesale suppliers of pharmacy products that would be able to supply the Company's requirements on substantially similar terms in the event that Cardinal and/or Bellco were unable to do so. Management believes that by operating both chains it is able to purchase most of its products at competitive prices by purchasing products in truckload or container quantities.

    The Company buys products from more than 1,600 suppliers and manufacturers and seeks to purchase its merchandise directly from manufacturers in order to take advantage of promotional programs offered only to retailers, including co-op advertising allowances, promotional displays and materials and price promotions. The Company believes that its relationships with its vendors are good. The Company often utilizes prompt cash payments to obtain additional merchandise discounts. None of the Company's suppliers or manufacturers represented more than 10% of the Company's total non-pharmacy purchases during fiscal 2002.

MANAGEMENT INFORMATION SYSTEMS

    The Company operates an in-house data processing system in connection with the operation and management control functions of its business. This system incorporates both proprietary and commercially available software, including the JDA Software, Inc. ("JDA") Merchandise Management System, E-3 warehouse replenishment system and Lawson Associates payroll and general ledger systems, and is designed to integrate the key retailing functions of merchandise planning, purchase order management, sales capture, merchandise distribution, receiving, order entry, inventory control and replenishment. Management believes its systems enable the Company to maintain a virtually constant "in-stock" position in all key lines of merchandise. In anticipation of continued growth, the Company purchased a new comprehensive processing system developed by JDA. Effective June 1, 1998, the Company implemented the Accounts Payable, Sales Audit, and Point-of-Sale Interface modules of the JDA processing system. In late September 1998, the Company implemented the Sales Analysis, Inventory Management, Electronic Data Interchange and Purchasing modules of the JDA processing system. The Company currently operates on the most recently available releases of the commercial software that it utilizes.

    The Company monitors sales at its 52 stores through a point-of-sale network, utilizing IBM Chain Sales software and hardware, which links store terminals to a central computer located at the Company's headquarters. The Company uses this system to provide management with detailed information on individual store operations on a daily basis.

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

    All of the Company's stores contain Sensormatic Electronic Article Surveillance Systems designed to minimize theft. Since its installation six years ago, this system has contributed to reducing overall shrinkage to approximately 1.5% of sales.

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

    In 1990, the United States Congress enacted the Omnibus Budget Reconciliation Act of 1990 ("OBRA"), which required states to implement pharmaceutical drug use review programs for Medicaid beneficiaries by January 1, 1993. Under OBRA, pharmacists are required to offer counseling, without additional charge, to customers covered by Medicaid about medication, dosage, delivery systems, common side effects and other information deemed significant by the pharmacists. The State of New Jersey enacted broader regulations that require pharmacists, except those who dispense drugs to an inpatient in a hospital or long-term care facility in which the resident is provided twenty-four hour nursing care, to provide such counseling to all patients or caregivers, regardless of whether they are covered by Medicaid. As a result, the Company's pharmacists must provide counseling to customers and have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate such effects. In addition, the Company's pharmacists are required to conduct a prospective drug review before any new prescriptions are dispensed, and may conduct a similar review prior to refilling any prescriptions if considered appropriate. Such reviews include screening for potential drug therapy problems due to
(i) potential or actual reactions to drugs, (ii) therapeutic appropriateness,
(iii) over utilization, or underutilization, (iv) appropriate use of generic drugs, (v) therapeutic duplication, (vi) drug-disease contraindications,
(vii) drug-drug interactions, (viii) incorrect drug dosage or duration of drug treatment, (ix) drug-allergy interactions, and (x) clinical abuse or misuse. Further, New Jersey closely regulates the dispensing by pharmacists of over-the-counter controlled dangerous substances, imposing requirements as to:
(i) filling and refilling of prescriptions, (ii) labeling of prescriptions, and
(iii) monitoring the use of Schedule V over-the-counter controlled dangerous substances to determine, in a pharmacist's professional judgment, whether the substance has or will be used for unauthorized or illicit consumption or distribution. The Company believes its series of training programs for pharmacy personnel and its pharmacy computer network are designed to ensure that these requirements are satisfied, but violations of these regulations could have an adverse impact on the Company.

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

EMPLOYEES

    As of October 25, 2002, the Company had approximately 1,700 employees of which approximately 46% were full-time and 54% were part-time. None of the Company's employees are covered by collective bargaining agreements or represented by unions. The Company has not experienced any material business interruption as a result of labor disputes and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES

    The Company's stores by location, fiscal year opened, fiscal year refurbished and size were as follows on October 25, 2002:

                                                                 FISCAL YEAR        SQUARE
LOCATION                                                      OPENED/REFURBISHED   FOOTAGE
--------                                                      ------------------   --------
                                         DRUG FAIR

South Plainfield............................................      1959/1994         21,250
Manville....................................................      1965/1991         20,000
Old Bridge..................................................      1969/1992         16,527
Edison......................................................      1970/1992         15,000
Freehold....................................................      1970/1974         16,000
Westfield...................................................      1972/1991         23,424
Aberdeen....................................................      1974/1993         11,620
Fairfield...................................................      1976/1991         19,600
Hazlet......................................................      1976/1991         12,000
Berkeley Heights............................................      1977/1993         16,800
Milburn.....................................................      1977/1992         21,112
Warren......................................................      1978/1991         15,000
Wyckoff.....................................................      1981/1995         15,960
Rahway......................................................      1983/1993         13,900
Iselin......................................................      1985/1993         16,265
Englewood...................................................      1988/1992         13,440
Cranford....................................................         1989/-         13,661
Oakland.....................................................         1989/-         20,205
Middlesex...................................................         1991/-         23,000
Stirling....................................................         1993/-         15,777
Verona......................................................         1995/-         17,200
Chatham.....................................................         1995/-         20,800
Clifton.....................................................         1996/-         11,200
Ramsey......................................................         1996/-         17,000
Somerset....................................................         1996/-         18,050
Plainfield..................................................         1997/-         18,000
Hillside....................................................         1998/-         17,600
Florham Park................................................         1998/-         12,750
North Arlington.............................................         1999/-         15,500
Fairview....................................................         1999/-         14,225
Port Monmouth...............................................         1999/-         16,450
Belleville..................................................         1999/-         19,000
Clifton.....................................................         1999/-         16,000
Wayne.......................................................         2000/-         17,993
Sayreville..................................................         2000/-         17,500
Morris Plains...............................................         2000/-         17,300
Little Falls................................................         2001/-         14,351
Boonton.....................................................         2001/-         15,226

                                       COST CUTTERS

Norwood.....................................................      1983/1992         24,630
Bricktown...................................................      1984/1993         26,878
Middletown..................................................      1984/1993         27,988

                                                                 FISCAL YEAR        SQUARE
LOCATION                                                      OPENED/REFURBISHED   FOOTAGE
--------                                                      ------------------   --------
Hamilton....................................................      1985/1993         33,300
West Long Branch............................................      1986/1996         27,113
Wall........................................................      1987/1993         30,000
Hillsborough................................................      1990/1994         20,600
Parsippany..................................................         1991/-         29,575
Lacey.......................................................         1992/-         34,000
Wayne.......................................................         1992/-         29,000
Ocean.......................................................         1993/-         36,890
Toms River..................................................         1994/-         34,000
Elizabeth...................................................         1995/-         25,000
Lincoln Park................................................         1995/-         30,100

    All of the Company's stores are leased pursuant to long-term leases containing generally favorable terms. The current leases expire between March 31, 2002 and April 30, 2039 (assuming renewal options are exercised), with an average of 18 years remaining on lease terms. Twenty leases will expire between 2003-2015 and 31 leases will expire after 2015. One lease is currently on a month-to-month basis.

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

    On October 16, 1997, the Holding Company issued amended and restated subordinated notes due 2005 (the "Subordinated Notes") in the same principal amounts to the original holders thereof in connection with the issuance of the Original Notes and the Holding Company's Guarantee of such Notes. These amended and restated Subordinated Notes were issued in reliance upon the exemption from registration under the Securities Act provided by Section 4(a) thereof.

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

    On February 11, 2002, the Board of Directors of the Company authorized the repurchase by the Company of $17.0 million principal amount of Senior Notes on the open market. On March 1, 2002, the Company repurchased an aggregate of $9.0 million principal amount of Senior Notes at a purchase price of $592 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On March 6, 2002, the Company repurchased an additional $1.0 million principal amount of Senior Notes at a purchase price of $590 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On March 7, 2002, the Company repurchased an additional $5.0 million principal amount of Senior Notes at a purchase price of $594 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On March 8, 2002, the Company repurchased an additional $2.0 million principal amount of Senior Notes at a purchase price of $590 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. Since March 8, 2002, $57.0 million aggregate principal amount of Senior Notes have remained outstanding.

ITEM 6. SELECTED FINANCIAL DATA

                     SELECTED FINANCIAL DATA OF THE COMPANY

    The selected financial data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of and for each of the periods in the five-year period ended July 27, 2002, are derived from the audited financial statements of the Company. The financial statements for fiscal 1998, fiscal 1999, fiscal 2000, fiscal 2001 and fiscal 2002 have been audited by PricewaterhouseCoopers LLP. The selected financial and other data presented below under the caption "Other Data" as of and for all of the periods presented, are unaudited.

    The selected financial data presented below should be read in conjunction with the audited financial statements and the related notes thereto of the Company for fiscal 2000, fiscal 2001, and fiscal 2002 appearing elsewhere in this Report. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                        YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                       JULY 25, 1998   JULY 31, 1999   JULY 29, 2000   JULY 28, 2001   JULY 27, 2002
                                       -------------   -------------   -------------   -------------   -------------
Statement of Operations Data:
Net sales............................     $248,242        $275,270        $292,513        $306,381        $316,089
Cost of sales........................      173,648         197,812         212,067         223,972         230,155
                                          --------        --------        --------        --------        --------
Gross profit.........................       74,594          77,458          80,446          82,409          85,934
Selling, general and administrative
  expense............................       56,074          62,317          65,021          69,998          70,165
Other income, net....................          579             805             440             928             581
Administrative fees..................          250             250             250             250             250
Depreciation and amortization(1).....        5,386           5,910           5,915           6,122           4,044
                                          --------        --------        --------        --------        --------
Operating income.....................       13,463           9,786           9,700           6,967          12,056
Interest expense, net................        6,748           8,033           8,142           8,452           7,333
                                          --------        --------        --------        --------        --------
Income (loss) before income taxes,
  extraordinary item and cumulative
  effect of accounting change........        6,715           1,753           1,558          (1,485)          4,723
Provision for income taxes...........        3,679           1,574           1,510             304           1,945
Extraordinary gain on repurchase of
  long-term debt, net of income tax
  of $0..............................           --              --              --              --           6,641
Cumulative effect of change in
  accounting for goodwill, net of
  income tax of $0...................           --              --              --              --          (7,236)
                                          --------        --------        --------        --------        --------
Net income (loss)....................     $  3,036        $    179        $     48        $ (1,789)       $  2,183
                                          ========        ========        ========        ========        ========
Balance Sheet Data (End of Period):
Working capital (unaudited)..........     $ 20,461        $ 16,884        $ 18,934        $ 21,831        $ 17,898
Total assets.........................       91,282          90,495          94,859          89,603          83,117
Total debt...........................       80,418          74,311          75,494          74,220          63,625
Stockholder's equity (deficit).......      (14,386)        (15,327)        (15,279)        (17,068)        (14,885)
Other Data (unaudited):
Ratio of earnings to fixed
  charges(2).........................         1.3x            1.2x            1.0x            0.9x            1.4x
Adjusted EBITDA(3)...................     $ 18,566        $ 17,639        $ 18,214        $ 12,932        $ 16,666
Gross margin.........................         30.1%           28.1%           27.5%           26.9%           27.2%
Adjusted EBITDA margin(4)............          7.5%            6.4%            6.2%            4.2%            5.3%
Capital expenditures.................     $  3,525        $  5,435        $  4,340        $  1,937        $  1,380
Pharmacy sales growth................         15.4%           24.2%           18.7%           22.0%           13.8%
Pharmacy sales as a % of total.......         25.8%           28.9%           32.3%           37.7%           41.5%
Third-Party Plan sales as a % of
  pharmacy sales.....................         74.8%           79.9%           83.8%           87.5%           89.9%

                                        YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                       JULY 25, 1998   JULY 31, 1999   JULY 29, 2000   JULY 28, 2001   JULY 27, 2002
                                       -------------   -------------   -------------   -------------   -------------
Store data (unaudited):
Number of stores at end of period:
    Drug Fair........................           28              32              36              38              38
    Cost Cutters.....................           17              17              15              15              14
                                          --------        --------        --------        --------        --------
    Total............................           45              49              51              53              52
                                          ========        ========        ========        ========        ========
Same-store sales growth
  (unaudited)(5):
    Drug Fair........................          6.9%            7.7%            5.3%            3.5%            5.4%
    Cost Cutters.....................          3.9             0.0%           (1.3%)          (3.4%)           1.0%
                                          --------        --------        --------        --------        --------
    Total............................          5.5%            4.3%            2.8%            1.1%            4.1%
                                          ========        ========        ========        ========        ========

--------------------------
(1) Depreciation and amortization amounts for the periods set forth include amortization of goodwill, beneficial leasehold intangibles, deferred financing costs incurred and purchased pharmacy customer lists.

(2) The ratio of earnings to fixed charges is computed by adding fixed charges (interest and one-third of rental expenses, which the Company believes is representative of that portion of rental expenses attributable to interest) to income before income taxes and dividing that sum by the sum of the fixed charges.

(3) Adjusted EBITDA represents net income plus depreciation and amortization, income taxes, net interest expense, non-cash LIFO reserves against inventory, non-cash rental expense, extraordinary gain on repurchase of long-term debt and the cumulative effect of the change in accounting for goodwill. Changes in LIFO inventory reserves, non-cash rental expense, extraordinary gain on repurchase of long-term debt and cumulative effect of the change in accounting for goodwill are excluded in Adjusted EBITDA because they reflect non-cash expense that do not directly impact the ability of the Company to service its debt obligations. While Adjusted EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities (as defined by generally accepted accounting principles), or other measurements determined by generally accepted accounting principles, in analyzing the Company's operating performance, financial position or cash flows, the Company has included Adjusted EBITDA because management understands that it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. Unlike net income or EBITDA, Adjusted EBITDA may not be a measure of the ultimate profitability of a company, and may not be as meaningful to other investors or analysts. In addition, the method of calculating Adjusted EBITDA set forth above may be different from calculations of Adjusted EBITDA employed by other companies and, accordingly, may not be directly comparable to such other calculations.

    The Adjusted EBITDA calculations for the periods presented are as follows:

                                        YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                       JULY 25, 1998   JULY 31, 1999   JULY 29, 2000   JULY 28, 2001   JULY 27, 2002
                                       -------------   -------------   -------------   -------------   -------------
Net income (loss)....................     $ 3,037         $   179         $    48         $(1,789)        $ 2,183
Provision for income taxes...........       3,678           1,574           1,510             304           1,945
Interest expense, net................       6,748           8,033           8,142           8,452           7,333
Depreciation and amortization........       5,386           5,910           5,915           6,122           4,044
Non-cash rent expense................         523             585             641             662             614
Change in LIFO reserve...............        (806)          1,358           1,958            (819)            (48)
Extraordinary gain on the repurchase
  of long-term debt, net of income
  tax of $0..........................          --              --              --              --          (6,641)
Cumulative effect of change in
  accounting for goodwill, net of
  income tax of $0...................          --              --              --              --           7,236
                                          -------         -------         -------         -------         -------
Adjusted EBITDA......................     $18,566         $17,639         $18,214         $12,932         $16,666
                                          =======         =======         =======         =======         =======

--------------------------
(4) Adjusted EBITDA margin is calculated as the amount of Adjusted EBITDA for a period divided by net sales for such period. While Adjusted EBITDA margin should not be construed as a substitute for gross margin, or other measurements determined by generally accepted accounting principles, in analyzing the Company's operating performance, financial position or cash flows, the Company has included presentation of Adjusted EBITDA margin because management believes it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. Management believes that Adjusted EBITDA margin is a meaningful supplement to gross margin because it measures the Company's profitability on a cash flow basis, which is material to a determination of the Company's ability to service its debt.

(5) Same-store sales growth is calculated based on net sales for stores open for the whole of the indicated and the previous period.

                 SELECTED FINANCIAL DATA OF THE HOLDING COMPANY
                                CDI GROUP, INC.
                      SUMMARY FINANCIAL AND OPERATING DATA

                                     YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                    JULY 25, 1998   JULY 31, 1999   JULY 29, 2000   JULY 28, 2001   JULY 27, 2002
                                    -------------   -------------   -------------   -------------   -------------
Statement of Operations Data:
Net sales.........................    $248,242        $275,270        $292,513        $306,381        $316,089
Cost of sales.....................     173,648         197,812         212,067         223,972         230,155
                                      --------        --------        --------        --------        --------
Gross profit......................      74,594          77,458          80,446          82,409          85,934
Selling, general and
  administrative expense..........      56,074          62,317          65,021          69,998          70,165
Other income, net.................         579             805             440             928             581
Administrative fees...............         250             250             250             250             250
Depreciation and Amortization.....       5,386           5,910           5,915           6,122           4,044
                                      --------        --------        --------        --------        --------
Operating income..................      13,463           9,786           9,700           6,967          12,056
Interest expense, net.............       8,423           9,878          10,172          10,686           9,793
                                      --------        --------        --------        --------        --------
Income (loss) before income taxes,
  extraordinary item and
  cumulative effect of change in
  accounting......................       5,040             (92)           (472)         (3,719)          2,263
Extraordinary gain on repurchase
  of long-term debt, net of income
  taxes of $0.....................          --              --              --              --           6,641
Cumulative effect of change in
  accounting for goodwill, net of
  income tax of $0................          --              --              --              --          (7,236)
Provision (benefit) for income
  taxes...........................       3,109             947             833            (455)          1,108
                                      --------        --------        --------        --------        --------
Net Income (loss).................    $  1,931        $ (1,039)       $ (1,305)       $ (3,264)       $    560
                                      ========        ========        ========        ========        ========
Balance Sheet Data (End of
  Period):
Working capital (unaudited).......    $ 22,356        $ 17,537        $ 19,644        $ 22,631        $ 18,782
Total assets......................      90,668          90,633          95,347          89,643          83,164
Total debt........................      98,935          95,569          97,674          98,885          90,757
Stockholders' deficit.............     (32,214)        (34,373)        (35,678)        (38,942)        (38,382)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

    This Annual Report on Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, including, but not limited to, statements about possible changes in the rate of increase of pharmacy sales to Third Party Plans as a percentage of total pharmacy sales, and its impact on profitability; the ability of the Company to meet its debt service obligations and to fund anticipated capital expenditures and working capital requirements in the future; statements regarding repurchases by the Company of its Senior Notes; and certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the judgment of the Company and of the Holding Company as of the date of this Annual Report on Form 10-K, and the Company and the Holding Company caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, but not limited to, the risks and uncertainties described or discussed under the heading "Certain Risks" below and throughout this document and previous filings with the SEC.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 2002 WITH FISCAL 2001

    Net sales for fiscal 2002 were $316.1 million as compared to $306.4 million for fiscal 2001, an increase of $9.7 million, or 3.2%. This increase, which includes a 4.1% increase in same store sales was primarily due to a 13.8% increase in pharmacy sales from $115.3 million for fiscal 2001 to $131.2 million for fiscal 2002, offset by a 3.2% decrease in sales of non-pharmacy products from $191.1 million for fiscal 2001 to $184.9 million for fiscal 2002.This increase in pharmacy sales includes a 16.9% increase in pharmacy sales to Third-Party Plan customers from $100.9 million for fiscal 2001 to $118.0 million for fiscal 2002. The Company attributes the decrease in net sales of non-pharmacy products to the increased level of competition in the Company's markets, the reduction of promotional pricing in order to reduce markdown sales, and to the closing of a Cost Cutters store during fiscal 2002. The Cost Cutters store that was closed generated sales of $2.8 million during fiscal 2002 as compared to $5.7 million during fiscal 2001, a decrease of $2.9 million, or 51.0%. The number of prescriptions filled (including prescriptions filled for Third-Party Plan customers) was approximately 2,414,000 for fiscal 2002 as compared to approximately 2,278,000 for fiscal 2001, an increase of approximately 136,000, or 6.0%. The number of prescriptions filled for Third-Party Plan customers increased to approximately 2,139,000 for fiscal 2002, as compared to 1,982,000 for fiscal 2001, an increase of approximately 157,000, or 7.9%. Pharmacy sales to non-Third-Party Plan customers were $13.2 million for fiscal 2002 as compared to $14.4 million for fiscal 2001, a decrease of $1.2 million, or 8.3%. This decrease was the result of improved retail prices on pharmacy products, offset by a greater amount of participation of the Company's customers in Third-Party Plans, which resulted in a decrease in the volume of pharmacy products sold to non-Third-Party Plan customers from approximately 296,000 in fiscal 2001 to approximately 275,000 in fiscal 2002.

    Gross profit was $85.9 million for fiscal 2002, as compared to $82.4 million for fiscal 2001, an increase of $3.5 million, or 4.2%. Gross profit as a percentage of net sales was 27.2% for fiscal 2002 as compared to 26.9% for fiscal 2001. This 0.3% increase in gross profit as a percentage of sales was due primarily to improvement of the gross margin on non-pharmacy sales resulting from improved inventory management and reductions of markdowns, offset by pharmacy sales, which generate lower margins than sales of non-pharmacy merchandise, representing a higher percentage of total sales in fiscal 2002 as compared to fiscal 2001.

    Gross profit on total pharmacy sales, including sales to Third-Party Plan customers, was $24.2 million for fiscal 2002 as compared to $21.4 million for fiscal 2001, an increase of $2.8 million, or 13.1%, which was primarily the result of an increase in sales on a same store basis combined with the maturing of new stores opened in the Company's last three fiscal years. Gross profit on sales to Third-Party Plan customers was $18.7 million for fiscal 2002 as compared to $16.1 million for fiscal 2001, an increase of $2.6 million, or 16.1%, which was primarily the result of an increase in sales of prescriptions to Third-Party Plan customers as a percentage of total sales of prescriptions. Gross profit on sales of pharmacy products to non-Third-Party Plan customers was $5.5 million for fiscal 2002 as compared to $5.3 million for fiscal 2001, an increase of $0.2 million, or 3.8%, which was primarily the result of an improvement in prescription price management to non-Third-Party Plan customers.

    Gross profit on non-pharmacy sales was $61.7 million for fiscal 2002 as compared to $61.0 million for fiscal 2001, an increase of $0.7 million or 1.1%. Gross profit as a percentage of non-pharmacy sales was 33.4% for fiscal 2002 as compared to 31.9% for fiscal 2001, an increase of 1.5%. This 1.5% increase in gross profit as a percentage of sales is due primarily to better inventory management that resulted in a reduction in markdowns.

    Selling, general and administrative expense as a percentage of net sales was 22.2% for fiscal 2002 as compared to 22.8% during fiscal 2001, a decrease of 0.6% of net sales. This decrease in selling, general and administrative expense as a percentage of net sales is primarily due to better controls in store level payroll expenditures, reductions in advertising expenditures, utilities costs and repairs and maintenance offset by increased compensation costs for pharmacists resulting from the nation wide shortage of pharmacists.

    Depreciation and amortization expense for fiscal 2002 was $4.0 million as compared to $6.1 million for fiscal 2001, a decrease of $2.1 million, or 34.4%. This decrease is primarily the result of the elimination of the amortization of goodwill, of $1.9 million, during the 2002 fiscal year in connection with the implementation of Statement of Financial Accounting Standard No 142, Goodwill and Other Intangible Assets.

    Other income, net was $0.6 million for fiscal 2002 as compared to $0.9 million for fiscal 2001, a decrease of $0.3 million. Excluding the $0.6 million of income received during fiscal 2001 as a member of the drug pricing class action litigation, other income, net was $0.6 million for fiscal 2002 as compared to $0.3 million for fiscal 2001, an increase of $0.3 million. This increase was primarily the result of a business interruption insurance settlement related to the fire loss at one of the Company's stores.

    The Company's net interest expense was $7.3 million for fiscal 2002 as compared to $8.5 million for fiscal 2001, a decrease of $1.2 million, or 14.1%, resulting from lower average balances borrowed against the Company's revolving line of credit, a lower average interest rate incurred against those borrowed balances, and lower outstanding balances of long-term debt due to the repurchase of $17.0 million of Senior Notes in March 2002. Non-cash interest expense on the Holding Company's outstanding subordinated debt was $2.5 million during fiscal 2002 as compared to $2.2 million during fiscal 2001, an increase of $0.3 million, resulting from the compounding of interest on the outstanding subordinated debt.

    The extraordinary gain on repurchase of long-term debt is the result of the repurchase of $17.0 million principal amount of Senior Notes during March 2002 at an average purchase price of $592 per $1,000 principal amount of Senior Notes.

    Effective July 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets",
("SFAS 142"), which requires that goodwill not be amortized but instead be tested at least annually for impairment by reporting unit and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company has completed its assessment of goodwill, which resulted in goodwill impairment of $7,236 that has been recorded as a cumulative effect of accounting change as of the beginning of the 2002 fiscal year. The Company has performed its assessment of goodwill and other intangible assets by comparing the fair value of the Company, which has been determined to be the reporting unit for such measurement purposes, to its net book value in accordance with the provisions of SFAS 142. The Company has estimated its fair value based upon a combination of historical and projected results giving appropriate weighting to such data in arriving at an estimate of fair value.

    The Company's provision for income taxes was $1.9 million for fiscal 2002 as compared to $0.3 million for fiscal 2001, an increase of $1.6 million, which was primarily the result of the higher income before income taxes in fiscal 2002. The Holding Company experienced a benefit from income taxes of $0.8 million in fiscal 2002 and 2001 that was related to the interest expense incurred on the outstanding subordinated debt. The Company's effective tax rate, 41.0% for fiscal 2002 as compared to 20.0% in fiscal 2001, is consistently higher than the statutory tax rates and varies from period to period, due to amortization of beneficial leaseholds that are not deductible when calculating taxable income.

    The Company achieved net income during fiscal 2002 of $2.2 million as compared to a net loss for fiscal 2001 of $1.8 million, an increase of $4.0 million, which is primarily due to higher gross profit and reductions in interest, depreciation and amortization expenses incurred, the impairment of goodwill charge and the extraordinary gain on the repurchase of long-term debt. The Holding Company incurred a net loss of $1.6 million for fiscal 2002 as compared to a net loss of $1.5 million during fiscal 2001, an increase of $0.1 million that is due to the higher amount of non-cash accrued interest on the Subordinated Notes.

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

    Gross profit was $82.4 million for fiscal 2001, as compared to $80.4 million for fiscal 2000, an increase of $2.0 million, or 2.5%. Gross profit as a percentage of net sales was 26.9% for fiscal 2001 as compared to 27.5% for fiscal 2000. This 0.6% decrease in gross profit as a percentage of sales was due primarily to pharmacy sales, which generate lower margins than sales of non-pharmacy merchandise, representing a higher percentage of total sales in fiscal 2001 as compared to fiscal 2000, and a decline in the sales of non-pharmacy merchandise due to greater competition in the Company's market and increased markdowns on seasonal merchandise.

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

    Selling, general and administrative expense as a percentage of net sales was 22.8% for fiscal 2001 as compared to 22.2% during fiscal 2000, an increase of 0.6% of net sales. This increase in selling, general and administrative expense as a percentage of net sales is primarily due to a increases in the cost of compensation for pharmacy personnel that was the result of the continuing shortage of pharmacists compounded by a reduction in sales of non-pharmacy merchandise.

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

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

    During fiscal 2002, cash from operations was $2.9 million as compared to cash from operations of $3.2 million during fiscal 2001, a decrease in cash from operations of $0.3 million. The decrease in cash from operations is primarily the result of a higher net income that was more than offset by an investment in inventories, an increase in accounts receivable and a reduction in accounts payable. Cash used in investing activities was $1.4 million during fiscal 2002 as compared to $2.3 million during fiscal 2001, a decreased use of cash of $0.9 million, which was the result of a lower level of expenditures related to no new store openings during fiscal 2002 as compared to two new store openings during fiscal 2001. Cash used in financing activities was $2.2 million during fiscal 2002 as compared to cash provided by financing activities of $0.9 million during fiscal 2001. During fiscal 2002, the cash used in financing activities resulted primarily from net borrowings under the Company's revolving line of credit in the amount of $6.5 million and a cash overdraft of $1.7 million offset by payments made to repurchase Senior Notes in the amount of $10.1 million while the cash provided by financing activities during fiscal 2001 consisted primarily of net revolver repayments of $1.3 million offset by a cash overdraft of $2.1 million.

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

                                                              PAYMENTS DUE BY PERIOD
                                       --------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                 TOTAL     LESS THAN 1 YEAR   1--3 YEARS   4-5 YEARS   AFTER 5 YEARS
-----------------------                --------   ----------------   ----------   ---------   -------------
                                                              (DOLLARS IN THOUSANDS)
Long-Term Debt(1)....................  $ 56,975            --         $ 56,975          --            --
Capital Lease Obligations............       165            73               69          23            --
Operating Leases(2)..................   102,799        11,309           21,839      20,694        48,957
                                       --------       -------         --------     -------       -------
Total Contractual Cash Obligations--
  Community Distributors, Inc........   159,939        11,382           78,883      20,717        48,957
Long-Term Debt(3)....................    27,132            --           27,132          --            --
                                       --------       -------         --------     -------       -------
Total Contractual Cash Obligations--
  CDI Group, Inc.(4).................  $187,071       $11,382         $106,015     $20,717       $48,957
                                       ========       =======         ========     =======       =======

                                                    AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                       --------------------------------------------------------------------
OTHER COMMERCIAL COMMITMENTS (5)        TOTAL     LESS THAN 1 YEAR   1--3 YEARS   4-5 YEARS   AFTER 5 YEARS
--------------------------------       --------   ----------------   ----------   ---------   -------------
                                                              (DOLLARS IN THOUSANDS)
Lines of Credit(6)...................  $ 30,000            --         $ 30,000          --            --
                                       --------       -------         --------     -------       -------
Total Commercial Commitments of
  Community Distributors, Inc. and of
  CDI Group, Inc.....................  $ 30,000            --         $ 30,000          --            --
                                       ========       =======         ========     =======       =======

------------------------

(1) Amount represents the outstanding balance of the Senior Notes as further detailed in Note 4 of the Company's Financial Statements.

(2) Refer to Note 5 of each of the Company Financial Statements and the Consolidated Financial Statements for further detail on Operating Leases.

(3) Refer to Note 4 of the Consolidated Financial Statements for further detail on long-term debt of the Holding Company.

(4) This amount includes the Senior Notes guaranteed by CDI Group, Inc.

(5) This does not include outstanding letters of credit guaranteeing certain contingent purchases by the Company. Refer to Note 5 of each of the Company Financial Statements and the Consolidated Financial Statements for further detail on these letters of credit.

(6) The Company is currently limited to utilizing only $25,000 of the Line of Credit under the terms of the Senior Notes, of which $6.5 million was outstanding at July 27, 2002.

    Historically, cash flows from operations, augmented when necessary by borrowing under the Company's commercial loan facilities, have been sufficient to fund working capital needs, investing activities, consisting primarily of capital expenditures, and financing activities, consisting of interest payments and repayments of term and revolving loans outstanding. Working capital was $18.6 million, $21.8 million, $18.9 million and $16.9 million on July 27, 2002, July 28, 2001, July 29, 2000, and July 31, 1999, respectively.

    To date, the Company has repurchased $23.0 million of its outstanding Senior Notes. The Company may in the future repurchase additional Senior Notes if it is able to obtain appropriate waivers under its revolving credit facility or otherwise obtain the required financing if such Senior Notes are available for repurchases at prices that are attractive to the Company. Any such repurchases could affect the Company's ability to cover its debt service obligations and working capital requirements in the future.

    In the last few years, the Company's capital requirements primarily resulted from opening and stocking new stores, remodeling and refurbishing existing stores and continuing development of new management information systems. The Company has opened 28 new stores since 1990. The Company estimates that the average initial new store investment is between $0.3 million and $0.6 million, not including inventory costs which may range from $0.4 million to $0.5 million. Such costs may be slightly higher in the event that the Company elects to purchase prescription customer files from existing drugstores in the area in which such stores are opened. Depending on the availability of suitable locations, the Company intends to open an average of two to three new Drug Fair stores annually over the next several years, and may open additional Drug Fair storefronts at Cost Cutters locations. In the event that the Company is successful in opening three new stores in each of the next several years, the Company could incur opening costs of between approximately $2.1 million and approximately $3.3 million (including inventory costs). Since fiscal 1995, new Drug Fair stores have not been profitable on an operating basis, prior to the allocation of corporate overhead, until an average of 36 months after opening.

    Of the Company's 52 stores, 32 have been opened since 1989 and all of the remaining 20 stores have been refurbished since 1991. The total cost of this refurbishment program was approximately $3.0 million or approximately $125,000 per store. The Company also spends approximately $0.5 million annually to update its point of sale network and other management information systems and, as part of this effort, the Company completed the installation of the remaining modules of a comprehensive processing system from JDA in late September 1998.

    On May 21, 1998, the Company entered into a lease for a new warehouse and office facility in Somerset, New Jersey. This lease, which expires on March 21, 2004, provides for the lease of approximately 204,000 square feet of warehouse and office space. The Company occupied this new facility in September 1998.

    The Company has no current long-term debt outstanding other than the Senior Notes. On October 6, 1998, the Company repurchased an aggregate of $5.0 million principal amount of Senior Notes at a purchase price of $930 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On
October 13, 1998, the Company repurchased an additional $1.0 million principal amount of Senior Notes at a purchase price of $925 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On March 1, 2002, the Company repurchased an aggregate of $9.0 million principal amount of Senior Notes at a purchase price of $592 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On March 6, 2002, the Company repurchased an additional $1.0 million principal amount of Senior Notes at a purchase price of $590 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On March 7, 2002, the Company repurchased an additional $5.0 million principal amount of Senior Notes at a purchase price of $594 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. On March 8, 2002, the Company repurchased an additional $2.0 million principal amount of Senior Notes at a purchase price of $590 per $1,000 principal amount of Senior Notes, plus accrued and unpaid interest. Since March 8, 2002, $57.0 million aggregate principal amount of Senior Notes have remained outstanding. The Company's interest obligations, payable semi-annually, under the Senior Notes will aggregate
$5.8 million in fiscal 2003 and each fiscal year thereafter until maturity of the Senior Notes. The repurchases described above were made pursuant to a resolution adopted by the Board of Directors of the Company on September 16, 1998 that authorized the repurchase of up to $6.0 million aggregate principal amount of Senior Notes and another resolution adopted by the Board of Directors on February 11, 2002 that authorized the repurchase of up to $17.0 million aggregate principal amount of Senior Notes. The Company may repurchase additional Senior Notes from time to time as authorized by its Board of Directors and subject to the conditions of the Company's revolving credit facility.

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

    The Company believes that, based on anticipated levels of operations, it will be able to meet its debt service obligations, including interest payments on the Senior Notes when due, and to fund anticipated capital expenditures and working capital requirements, and to comply with the terms of its debt agreements during the remainder of fiscal 2003. The Company's ability to make scheduled payments of principal or interest on, or to refinance, its indebtedness will depend on future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rates and financial, competitive, business, legislative, regulatory and other factors beyond its control. Although the Company's cash flow and borrowings under its credit facility are intended to cover the Company's debt service obligations and working capital requirements over the near term, the Company's current credit facility matures in April 2004, and the Senior Notes mature in October 2004. Accordingly, the Company's principal financing expenses over the near term are expected to relate to the payment of interest on such indebtedness. The Company expects that substantially all of its borrowings under its current credit facility will bear interest at floating rates, therefore, the Company's financial condition will be affected by any changes in prevailing interest rates. The Company does not believe that its liquidity will be materially affected by the Holding Company's obligations under the Subordinated Notes during the term of the Senior Notes because (i) the Company has not guaranteed the obligations of the Holding Company under its outstanding Subordinated Notes,
(ii) no interest is payable on the Subordinated Notes until their maturity, and
(iii) the maturity date of the Subordinated Notes is subsequent to the maturity date of the Senior Notes.

    On February 11, 2002, the Company amended its credit facility to a limit of $30.0 million although the Company is limited to utilizing only $25.0 million of the Facility under the terms of the Senior Notes. As of July 27, 2002, the Company had $6.5 million outstanding borrowings under the credit facility related to the repurchase of Senior Notes in March 2002. In addition, the Company believes that as of July 27, 2002, the Company's borrowing base was sufficient to support borrowings of up to $30.0 million under the Facility.

THE HOLDING COMPANY

    Although the Holding Company does not conduct operations separate from the Company, the Holding Company has issued $13.3 million (not including accrued interest) in Senior Subordinated Notes due 2005 (the "Subordinated Notes"). Interest on these Subordinated Notes is not currently payable, but accrues at a rate of 10% per annum. In addition, the Holding Company has issued a Guarantee of the Senior Notes. Because the Holding Company does not conduct operations separate from the Company, it is dependent entirely on cash flow generated, and borrowings made, by the Company. Furthermore, the Holding Company has nominal, if any, liquid assets. The Company's ability to make distributions of funds to the Holding Company is limited by the terms of the Indenture governing the Senior Notes (the "Indenture") and the Company's credit facility. Under the terms of the Indenture, any payments by the Company to the Holding Company, other than payments specifically made to satisfy tax obligations of the Holding Company, payments made to satisfy the Holding Company's obligations under the management fee agreements currently in place with BancBoston and Harvest, payments of up to $250,000 per year to provide for the operating expenses of the Holding Company and certain payments not to exceed $500,000 in any fiscal year for the repurchase of equity from departing or deceased directors, officers or employees, must satisfy the conditions set forth in the covenant in the Indenture titled "Limitation on Restricted Payments", including conditions that the Company be able to incur at least $1.00 of additional indebtedness under the debt incurrence ratio described in the Indenture and that the aggregate amount of all such restricted payments not exceed an amount equal to 50% of the aggregate Consolidated Net Income (as defined) of the Company after the issue date of the Senior Notes (or in the event Consolidated Net Income for such period is a deficit then minus 100% of such deficit). Under the terms of the Company's credit facility, the Company is prohibited from paying dividends to the Holding Company in excess of (i) payments to the Holding Company in an amount, not to exceed $250,000 in the aggregate per fiscal year, sufficient to pay reasonable and necessary operating expenses and other general corporate expenses, and
(ii) cash dividends to the Holding Company to the extent necessary to permit the Holding Company to repurchase equity securities of the Holding Company held by departing or deceased directors, officers or employees of the Holding Company or the Company, subject to a maximum on such repurchases of $500,000 in the aggregate in any fiscal year and a maximum of $2,000,000 in the aggregate during the period from the date of the Company's credit facility through April 14, 2004.

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

INFLATION

    The Company believes that inflation has not had a material impact on results of operations for the Company during the three year period ended July 27, 2002.

CRITICAL ACCOUNTING POLICIES

    In the Company's opinion, the Company does not have any individual accounting policy that is critical to the preparation of its financial statements. Also, in many instances, the Company must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America. However, certain accounting policies are more important to the reporting of the Company's financial position and results of operations. These policies are discussed in the succeeding paragraphs. The succeeding paragraphs should be read in conjunction with the notes to the audited consolidated financial statements of Community Distributors, Inc. for its fiscal year ended July 27, 2002 that includes a summary of the significant accounting policies used in the preparation of our financial statements.

    REVENUE RECOGNITION. Sales are net of returns and exclude sales tax. Revenues include sales from all stores operating during the period.

    INVENTORIES. Inventories are stated at the lower of cost or market, using the dollar-value, double extension last-in, first-out (LIFO) method. Management believes that inventories accounted for on a

FIFO basis approximates current replacement costs and are reflected net of reserves for excess/ obsolete/damaged inventories.

    SUPPLIER ADVANCES. Included in the condensed balance sheets are advances received related to various supply agreements. Such amounts are being recorded as a reduction of cost of sales as the Company's supply agreement obligations are fulfilled, generally ranging from three to five years from the point that the supplier advance is received. The Company's obligations under the supply agreements are fulfilled through the passage of time for those supply agreements that are for a specific period of time and by the purchasing of inventory for those supply agreements that stipulate the purchasing of a specific amount of inventory. In the event the Company does not fulfill its obligations under the inventory supply agreements, a pro rata portion of the advance will be required to be repaid, approximating the amounts presented in the financial statements as supplier advances. The amount presented as the current portion of the supplier advances is estimated by the Company as the amount related to the passage of time and the estimated inventory purchases to be made during the twelve months following the date of the balance sheets, as applicable to the specific inventory supply agreements.

RECENT ACCOUNTING PRONOUNCEMENTS

    In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS No. 145, in rescinding SFAS No. 4, requires that only unusual and infrequent gains and losses from extinguishment of debt be classified as extraordinary items, consistent with Accounting Principles Board Opinion
No. 30. The Company will adopt SFAS No. 145 for its fiscal year ending July 26, 2003 and the adoption is not expected to have a material effect on the Company's financial statements.

    In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of SFAS No. 146 will have a material impact on its financial statements.

CERTAIN RISKS

    The Company is subject to certain risks, including:

    LIQUIDITY. There can be no assurance that the Company will generate sufficient cash flow to pay interest and principal on its Senior Notes due in 2004, of which $57.0 million aggregate principal amount was outstanding at October 25, 2002. There can be no assurance that the Company will have sufficient cash available or will be able to raise sufficient cash to pay the principal of the Senior Notes in 2004.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          COMMUNITY DISTRIBUTORS, INC.

                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
Report of independent accountants...........................     30
Balance sheets at July 28, 2001, and July 27, 2002..........     31
Statements of income for the years ended July 29, 2000, July
  28, 2001, and July 27, 2002...............................     32
Statements of cash flows for the years ended July 29, 2000,
  July 28, 2001, and July 27, 2002..........................     33
Statements of stockholder's deficit for the years ended July
  29, 2000, July 28, 2001, and July 27, 2002................     34
Notes to financial statements...............................     35

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder of
Community Distributors, Inc.:

    In our opinion, the accompanying balance sheets and the related statements of income, cash flows and stockholder's deficit present fairly, in all material respects, the financial position of Community Distributors, Inc. at July 27, 2002 and July 28, 2001, and the results of its operations and its cash flows for each of the three years in the period ended July 27, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

New York, New York
October 4, 2002

                          COMMUNITY DISTRIBUTORS, INC.

                                 BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   AT              AT
                                                              JULY 28, 2001   JULY 27, 2002
                                                              -------------   -------------
                                          ASSETS:
Current Assets:
Cash and cash equivalents...................................    $  2,215        $  1,560
Accounts receivable.........................................       7,547           8,831
Inventories.................................................      33,949          36,238
Prepaid expenses and other current assets...................       1,341           1,840
                                                                --------        --------
  Total current assets......................................      45,052          48,469
                                                                --------        --------
Property and Equipment:
Leasehold improvements......................................       9,601           9,500
Furniture, fixtures and equipment...........................      17,424          17,688
Automobiles and trucks......................................         864             956
                                                                --------        --------
                                                                  27,889          28,144
Less: Accumulated depreciation and amortization.............     (15,591)        (18,218)
                                                                --------        --------
Property and equipment, net.................................      12,298           9,926
                                                                --------        --------
Beneficial leaseholds, net..................................         594             479
Other assets................................................       1,779           1,448
Deferred financing costs, net...............................       1,618           1,166
Deferred tax assets.........................................       2,406           3,009
Goodwill, net...............................................      25,856          18,620
                                                                --------        --------
  Total assets..............................................    $ 89,603        $ 83,117
                                                                ========        ========

                          LIABILITIES AND STOCKHOLDER'S DEFICIT:
Current Liabilities:
Revolver Borrowings.........................................    $     --        $  6,500
Accounts payable............................................      14,101          13,588
Accrued liabilities.........................................       5,234           5,487
Deferred tax liabilities....................................       2,166           1,725
Current portion of supplier advances........................         650             440
Income taxes payable........................................       1,070           2,831
                                                                --------        --------
  Total current liabilities.................................      23,221          30,571
Long-term debt..............................................      74,000          56,975
Supplier advances, net of current portion...................       2,359           2,001
Other liabilities...........................................       3,821           4,426
Due to parent...............................................       3,270           4,029
                                                                --------        --------
  Total liabilities.........................................     106,671          98,002
                                                                --------        --------
Commitments and contingencies

                                  STOCKHOLDER'S DEFICIT:

Common stock, $.01 par value, 1,000 shares authorized,
  issued and outstanding....................................          --              --
Additional paid-in capital..................................          --              --
Retained earnings...........................................         474           2,657
Distribution in excess of capital...........................     (17,542)        (17,542)
                                                                --------        --------
  Total stockholder's deficit...............................     (17,068)        (14,885)
                                                                --------        --------
  Total liabilities and stockholder's deficit...............    $ 89,603        $ 83,117
                                                                ========        ========

   The accompanying notes are an integral part of these financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                              STATEMENTS OF INCOME

                             (DOLLARS IN THOUSANDS)

                                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                               JULY 29, 2000        JULY 28, 2001        JULY 27, 2002
                                             ------------------   ------------------   ------------------
Net sales..................................       $292,513             $306,381             $316,089
Cost of sales..............................        212,067              223,972              230,155
                                                  --------             --------             --------
  Gross profit.............................         80,446               82,409               85,934
Selling, general and administrative
  expenses.................................         65,021               69,998               70,165
Administrative fees........................            250                  250                  250
Depreciation and amortization..............          5,915                6,122                4,044
Other income, net..........................            440                  928                  581
                                                  --------             --------             --------
  Operating income.........................          9,700                6,967               12,056
Interest expense, net......................          8,142                8,452                7,333
                                                  --------             --------             --------
  Income (loss) before income taxes,
    extraordinary gain and cumulative
    effect of change in accounting.........          1,558               (1,485)               4,723
Provision for income taxes.................          1,510                  304                1,945
Extraordinary gain on repurchase of
  long-term debt, net of income tax of
  $0.......................................             --                   --                6,641
Cumulative effect of change in accounting
  for goodwill, net of income tax of $0....             --                   --               (7,236)
                                                  --------             --------             --------
  Net income (loss)........................       $     48             $ (1,789)            $  2,183
                                                  ========             ========             ========

   The accompanying notes are an integral part of these financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                             (DOLLARS IN THOUSANDS)

                                                    FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                                      JULY 29, 2000        JULY 28, 2001        JULY 27, 2002
                                                    ------------------   ------------------   ------------------
Cash flows from operating activities:
  Net income (loss)...............................       $     48             $(1,789)             $  2,183
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization.................          5,705               5,876                 3,965
    Amortization of deferred financing costs......            520                 521                   462
    Deferred rent liabilities.....................            641                 662                   614
    LIFO provision................................          1,958                (819)                  (48)
    Gain on repurchase of senior notes............             --                  --                (6,641)
    Gain on sale of property and equipment........             63                  --                    (5)
    Impairment of goodwill........................             --                  --                 7,236
    Changes in operating assets and liabilities:
      Accounts receivable.........................         (2,116)               (191)               (1,059)
      Inventories.................................         (3,247)              3,946                (2,241)
      Prepaid expenses and other current assets...           (612)                284                  (499)
      Other assets................................              2                  --                    --
      Deferred tax assets.........................         (1,150)               (276)                 (603)
      Due to parent...............................            645                 676                   759
      Deferred tax liabilities....................            502                (286)                 (441)
      Accounts payable and accrued liabilities....           (812)             (5,450)               (1,921)
      Income taxes payable........................           (263)                848                 1,761
      Supplier advances...........................          1,299                (746)                 (568)
      Other liabilities...........................            (75)                (36)                   (9)
                                                         --------             -------              --------
        Net cash provided by operating
          activities..............................          3,108               3,220                 2,945
                                                         --------             -------              --------
Cash flows used in investing activities:
  Capital expenditures............................         (4,359)             (1,937)               (1,380)
  Acquisitions of pharmacy customer lists.........           (968)               (397)                   --
  Proceeds from sale of fixed assets..............             19                  --                    13
                                                         --------             -------              --------
        Net cash used in investing activities.....         (5,308)             (2,334)               (1,367)
                                                         --------             -------              --------
Cash flows (used in) provided by financing
  activities:
  Proceeds from revolver borrowings...............         64,650              93,215                90,935
  Payments made on revolver borrowings............        (64,600)            (94,465)              (84,435)
  Repurchase of senior notes......................             --                  --               (10,086)
  Cash overdraft..................................          2,329               2,115                 1,661
  Deferred financing costs paid...................             --                  --                  (308)
                                                         --------             -------              --------
        Net cash (used in) provided by financing
          activities..............................          2,379                 865                (2,233)
                                                         --------             -------              --------
        Net increase (decrease) in cash and cash
          equivalents.............................            179               1,751                  (655)
Cash and cash equivalents beginning of period.....            285                 464                 2,215
                                                         --------             -------              --------
Cash and cash equivalents end of period...........       $    464             $ 2,215              $  1,560
                                                         ========             =======              ========
Supplemental disclosures of cash information:
  Cash paid during the period:
    Income taxes..................................       $  1,782             $    --              $    469
                                                         ========             =======              ========
    Interest......................................       $  8,174             $ 8,501              $  7,803
                                                         ========             =======              ========

   The accompanying notes are an integral part of these financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                      STATEMENTS OF STOCKHOLDER'S DEFICIT

                             (DOLLARS IN THOUSANDS)

                                                                                           DISTRIBUTION       TOTAL
                                                                     PAID-IN    RETAINED    IN EXCESS     STOCKHOLDER'S
                                                SHARES     AMOUNT    CAPITAL    EARNINGS    OF CAPITAL       DEFICIT
                                               --------   --------   --------   --------   ------------   -------------
Balance, July 31, 1999.......................   1,000      $   --     $   --    $ 2,215      $(17,542)      $(15,327)
Net income...................................      --          --         --         48            --             48
                                                -----      ------     ------    -------      --------       --------
Balance, July 29, 2000.......................   1,000          --         --      2,263       (17,542)       (15,279)
Net loss.....................................      --          --         --     (1,789)           --         (1,789)
                                                -----      ------     ------    -------      --------       --------
Balance, July 28, 2001.......................   1,000          --         --        474       (17,542)       (17,068)
Net income...................................      --          --         --      2,183            --          2,183
                                                -----      ------     ------    -------      --------       --------
Balance, July 27, 2002.......................   1,000      $   --     $   --    $ 2,657      $(17,542)      $(14,885)
                                                =====      ======     ======    =======      ========       ========

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ACCOUNTING YEAR

    The Company maintains its accounts on a 52-53 week fiscal year ending with the last Saturday in July. The years ended July 29, 2000, July 28, 2001 and July 27, 2002 each contained 52 weeks, respectively.

REVENUE RECOGNITION

    Sales are net of returns and exclude sales tax. Revenues include sales from all stores operating during the period.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents are considered by the Company to be financial instruments with maturities, when purchased, of three months or less, and are presented at cost which approximates fair value. At July 27, 2002, the Company had issued and outstanding checks in the amount of $1,661 which are recorded in accounts payable.

INVENTORIES

    Inventories are stated at the lower of cost, using the dollar-value, double extension last-in, first-out method (LIFO), or market. If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $4,074 and $4,026 higher than reported at July 28, 2001 and July 27, 2002, respectively. Management believes that inventories accounted for on a FIFO basis approximates current replacement costs. Inventories are reflected net of reserves for excess/ obsolete/damaged inventories in the amounts of $82 and $61 at July 28, 2001 and July 27, 2002, respectively.

PROPERTY AND EQUIPMENT

    Furniture, fixtures and equipment, including computer software costs, are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets which range from three to seven years. Automobiles and trucks are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets of five years. Leasehold improvements are amortized over the expected useful life of the improvement or the life of the lease, whichever is shorter. Depreciation

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) expense recorded for the fiscal years ended July 29, 2000, July 28, 2001 and July 27, 2002 was $2,988, $3,202 and $3,136, respectively. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

BENEFICIAL LEASEHOLDS

    Beneficial lease rights have been recorded on purchased leases based on differences between contractual rents under the respective lease agreements and prevailing market rents at the date of the acquisition of the Company. Beneficial lease rights are amortized over the lease terms using the straight-line method. Accumulated amortization at July 28, 2001 and July 27, 2002 was $2,974 and $3,089, respectively.

GOODWILL

    Effective July 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets",
("SFAS 142"), which requires that goodwill not be amortized but instead be tested at least annually for impairment by reporting unit and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. Adoption of SFAS 142 has resulted in the elimination of goodwill amortization expense of $1,916 during the year ended July 27, 2002. Goodwill amortization recorded during the years ended July 29, 2000 and July 28, 2001 was $1,916 in each of those years.

    The Company has completed its assessment of goodwill, resulting in goodwill impairment of $7,236 that has been recorded as a cumulative effect of accounting change. The $7,236 cumulative effect of change in accounting has no tax effect, as the Company's goodwill is nondeductible for tax reporting purposes.

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

SUPPLIER ADVANCES

    Included in the accompanying balance sheets are $3,009 and $2,441 of advances received related to various inventory supply agreements at July 28, 2001 and July 27, 2002, respectively. Such amounts are being recorded as a reduction of cost of sales as the Company's supply agreement obligations are fulfilled, generally ranging from three to five years from the point that the supplier advance is received. The Company's obligations under the supply agreements are fulfilled through the passage of time for those supply agreements that are for a specific period of time and by the purchasing of inventory for

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) those supply agreements that stipulate the purchasing of a specific amount of inventory. The Company is currently committed to approximately $40,142 of additional purchases under the inventory supply agreements at July 27, 2002. In the event the Company does not fulfill its obligations under the inventory supply agreements, a pro rata portion of the advance will be required to be repaid, approximating the amounts presented in the financial statements as supplier advances at July 27, 2002. The amount presented as the current portion of the supplier advances is estimated by the Company as the amount related to the passage of time and the estimated inventory purchases to be made during the twelve months following July 27, 2002, as applicable to the specific inventory supply agreements.

PREOPENING AND ADVERTISING COSTS

    Costs associated with new stores prior to opening and advertising costs are expensed as incurred. Advertising expense of $2,189, $1,899 and $1,529 for the years ended July 29, 2000, July 28, 2001 and July 27, 2002, respectively is net of co-op advertising rebates received from vendors in the amount of $4,196, $4,000 and $3,800 for the years ended July 29, 2000, July 28, 2001 and July 27, 2002, respectively.

INTEREST EXPENSE (NET)

    Interest expense for the fiscal years ended July 29, 2000, July 28, 2001 and July 27, 2002 which has been recorded net of interest income was:

                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                               JULY 29, 2000        JULY 28, 2001        JULY 27, 2002
                             ------------------   ------------------   ------------------
Interest expense...........        $8,164               $8,457               $7,336
Interest income............           (22)                  (5)                  (3)
                                   ------               ------               ------
Interest expense (net).....        $8,142               $8,452               $7,333
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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and cash equivalents, accounts receivable and accounts payable, as reflected in the accompanying balance sheets, approximate their fair value because their maturities are generally less than one year in duration. The Company estimates that the fair value of its long-term fixed rate debt is approximately $35,900. The Company does not utilize derivative financial instruments nor does it engage in hedging activities.

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

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company has reviewed its long-lived assets, such as property, plant and equipment and intangible assets other than goodwill and has concluded that no impairment of long-lived assets existed at July 28, 2001 and July 27, 2002.

3. RECENT ACCOUNTING PRONOUNCEMENTS:

    In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS No. 145, in rescinding SFAS No. 4, requires that only unusual and infrequent gains and losses from extinguishment of debt be classified as extraordinary items, consistent with Accounting Principles Board Opinion
No. 30. The Company will adopt SFAS No. 145 for its fiscal year ending July 26, 2003 and is not expected to have a material effect on the Company's financial statements.

    In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of SFAS No. 146 will have a material impact on its financial statements.

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

4. DEBT:

    Long-term debt consists of the following:

                                                            AT              AT
                                                       JULY 28, 2001   JULY 27, 2002
                                                       -------------   -------------
Senior Notes-due October 15, 2004 interest at 10 1/4%
  payable semi-annually on April 15 and October 15...     $74,000         $56,975
Less, current portion due within one year............          --              --
                                                          -------         -------
Long-term portion....................................     $74,000         $56,975
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

    On October 16, 1997, the Company also replaced its then existing credit facility with a $20,000 five year revolving credit facility concurrent with the issuance of the $80,000 of senior notes. This facility bears interest at either prime rate or London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Company's eligible accounts receivable and inventory balances, as defined. Included in the $20,000 five year revolving credit facility is a $5,000 letter of credit facility. The facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances. Effective February 11, 2002, the Company amended the terms of its credit facility by increasing the limit to $30,000, although the Company is currently limited to utilizing only $25,000 of the credit facility under the terms of the Senior Notes, and extending the termination date to April 15, 2004. The Company must pay a commitment fee of 1/4 of 1.00% per annum on the daily average unutilized revolving credit facility commitment. For the year ended July 27, 2002, the Company incurred approximately $66 of commitment fees and letter of credit fees under this facility.

    On March 1, 2002, the Company repurchased $9,000 principal amount of Senior Notes at a purchase price of $5,332, plus accrued and unpaid interest. On
March 6, 2002, the Company repurchased $1,025 principal amount of Senior Notes at a purchase price of $605, plus accrued and unpaid interest. On March 7, 2002, the Company repurchased $5,000 principal amount of Senior Notes at a purchase price of $2,969, plus accrued and unpaid interest. On March 8, 2002, the Company repurchased $2,000 principal amount of Senior Notes at a purchase price of $1,180, plus accrued and unpaid interest. These repurchases of Senior Notes were funded from the Company's revolving credit facility and resulted in a gain of $6,939 during the year ended July 27, 2002. In connection with these repurchases of $17,025 aggregate principal amount of Senior Notes, the Company took a charge against earnings in the amount of $298 for the elimination of the unamortized deferred financing costs related to the issuance of the repurchased Senior Notes. The gain on the repurchase, net of the charge for the elimination of deferred financing costs, is shown on the statement of income as an extraordinary gain.

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

5. COMMITMENTS:

LEASES

    The Company conducts all of its warehousing and retailing operations from leased facilities. These leases, which may be renewed for periods ranging from five to thirty years, generally provide that the Company pay insurance, maintenance costs and property taxes. These additional charges are subject to escalation for increases in the related costs. Minimum rental commitments under long-term noncancelable operating leases are as follows at July 27, 2002:

FISCAL YEAR ENDING JULY
-----------------------
2003........................................................  $ 11,309
2004........................................................    11,329
2005........................................................    10,510
2006........................................................    10,591
2007........................................................    10,103
Thereafter..................................................    48,957
                                                              --------
                                                              $102,799
                                                              ========

    Annual rent expense is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. For the year ended July 29, 2000, July 28, 2001, and July 27, 2002, respectively, total rent expense included:

                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                               JULY 29, 2000        JULY 28, 2001        JULY 27, 2002
                             ------------------   ------------------   ------------------
Fixed minimum rent.........        $10,993              $11,826              $11,961
Contingent rent............            231                  187                  207
                                   -------              -------              -------
Rent expense...............        $11,224              $12,013              $12,168
                                   =======              =======              =======

    The Company recognizes rental expense from leases with scheduled rent increases on the straight-line basis. During the years ended July 29, 2000, July 28, 2001, July 27, 2002, the Company recognized rent expense in excess of amounts paid of approximately $641, $662, and $614, respectively, which expense is included in the amounts above.

LETTERS OF CREDIT

    Outstanding letters of credit, guaranteeing certain contingent purchases which are not reflected in the accompanying financial statements, aggregate approximately $937 and $1,653 at July 28, 2001 and July 27, 2002.

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

6. INCOME TAXES:

    The provision for income taxes for the years ended July 29, 2000, July 28, 2001 and July 27, 2002, respectively, consist of the following:

                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                               JULY 29, 2000        JULY 28, 2001        JULY 27, 2002
                             ------------------   ------------------   ------------------
Current....................        $2,158                $866                $2,989
Deferred...................          (648)               (562)               (1,044)
                                   ------                ----                ------
                                   $1,510                $304                $1,945
                                   ======                ====                ======

    The component of deferred taxes at July 28, 2001 and July 27, 2002 are summarized as follows:

                                                  AT JULY 28, 2001   AT JULY 27, 2002
                                                  ----------------   ----------------
Supplier advances, current......................       $    12            $    --
Inventory.......................................           271                329
Accruals and reserves...........................           554                780
Inventory (LIFO reserve)........................        (3,003)            (2,705)
Accounts receivable.............................            --               (129)
                                                       -------            -------
  Net deferred tax liability-current............       $(2,166)           $(1,725)
                                                       =======            =======
Depreciation....................................       $   812            $ 1,151
Accruals and reserves...........................         1,594              1,858
                                                       -------            -------
  Net deferred tax asset-long-term..............       $ 2,406            $ 3,009
                                                       =======            =======

    The following table accounts for the differences between the actual provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the income before provision for income taxes, extraordinary gains and the cumulative effect of change in accounting:

                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                               JULY 29, 2000        JULY 28, 2001        JULY 27, 2002
                             ------------------   ------------------   ------------------
Federal statutory tax
  rate.....................           34%                 (34)%                 34%
State and local income
  taxes, net of federal tax
  benefit..................           13%                   4%                   6%
Amortization...............           50%                  46%                   1%
Other......................           --                    4%                  --%
                                     ---                  ---                  ---
                                      97%                  20%                  41%
                                     ===                  ===                  ===

7. RELATED PARTY TRANSACTIONS:

    Included in the Company's statements of income for the years ended July 29, 2000, July 28, 2001 and July 27, 2002 are administrative fees of $250, for each of the years, respectively. The Company has entered into administrative fee agreements with certain shareholders of the Parent, whereby these shareholders will provide advisory and consulting services to the Board of Directors. These administrative fee agreements require the Company to pay $250 of administrative fees annually.

                          COMMUNITY DISTRIBUTORS, INC.

                             (DOLLARS IN THOUSANDS)

8. LITIGATION:

    The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the disposition of these lawsuits should not have a material impact on the Company's consolidated results of operations, financial position, and cash flows.

9. EMPLOYEE BENEFIT PLAN:

    On July 1, 1995, the Company implemented a 401(k) salary deferral plan (the "Plan") which is available to eligible employees, as defined. The Company contributed $4 and $254 to the Plan during the years ended July 28, 2001 and July 27, 2002, respectively.

10. STOCKHOLDER'S EQUITY:

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

                         CDI GROUP, INC. AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
Report of independent accountants...........................     44
Consolidated balance sheets at July 28, 2001 and July 27,
  2002......................................................     45
Consolidated statements of operations for the years ended
  July 29, 2000, July 28, 2001, and July 27, 2002...........     46
Consolidated statements of cash flows for the years ended
  July 29, 2000, July 28, 2001, and July 27, 2002...........     47
Consolidated statements of stockholders' deficit for the
  years ended July 29, 2000, July 28, 2001 and July 27,
  2002......................................................     48
Notes to consolidated financial statements..................     49

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CDI Group, Inc. and Subsidiary:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' deficit present fairly, in all material respects, the financial position of CDI
Group, Inc. and Subsidiary at July 27, 2002 and July 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended July 27, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

New York, New York
October 4, 2002

                         CDI GROUP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   AT              AT
                                                              JULY 28, 2001   JULY 27, 2002
                                                              -------------   -------------
                                          ASSETS:
Current Assets:
  Cash and cash equivalents.................................     $  2,215        $  1,560
  Accounts receivable.......................................        7,587           8,878
  Inventories...............................................       33,949          36,238
  Prepaid expenses and other current assets.................        1,341           1,840
                                                                 --------        --------
    Total current assets....................................       45,092          48,516
                                                                 --------        --------
Property and Equipment:
  Leasehold improvements....................................        9,601           9,500
  Furniture, fixtures and equipment.........................       17,424          17,688
  Automobiles and trucks....................................          864             956
                                                                 --------        --------
                                                                   27,889          28,144
Less: Accumulated depreciation and amortization.............      (15,591)        (18,218)
                                                                 --------        --------
Property and equipment, net.................................       12,298           9,926
                                                                 --------        --------
Beneficial leaseholds, net..................................          594             479
Other assets................................................        1,779           1,448
Deferred financing costs, net...............................        1,618           1,166
Deferred tax assets.........................................        2,406           3,009
Goodwill, net...............................................       25,856          18,620
                                                                 --------        --------
    Total assets............................................     $ 89,643        $ 83,164
                                                                 ========        ========
                          LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current Liabilities:
  Revolver Borrowings.......................................     $     --        $  6,500
  Accounts payable..........................................       14,101          13,588
  Accrued liabilities.......................................        5,233           5,487
  Deferred tax liabilities..................................        2,166           1,725
  Current portion of supplier advances......................          650             440
  Income taxes payable......................................          311           1,994
                                                                 --------        --------
    Total current liabilities...............................       22,461          29,734
Long-term debt..............................................       74,000          56,975
Subordinated debt...........................................       24,665          27,132
Supplier advances, net of current portion...................        2,359           2,001
Other liabilities...........................................        3,821           4,425
                                                                 --------        --------
    Total liabilities.......................................      127,306         120,267
                                                                 --------        --------
Commitments and contingencies
Redeemable preferred stock, $1.00 par value, 7,862
  authorized, issued and outstanding at July 28, 2001, and
  July 27, 2002 at net redemption value of $100 per share...          786             786
Redeemable share of Class A voting common stock, 57,963 and
  57,963 shares issued and outstanding at July 28, 2001 and
  July 27, 2002, respectively, at net redemption value......          493             493

                                  STOCKHOLDERS' DEFICIT:
Class A voting common stock, $.00001 par value, authorized
  600,000 shares, 196,632 issued and outstanding at July 28,
  2001 and July 27, 2002....................................           --              --
Class B non-voting common stock, $.00001 par value,
  authorized 600,000 shares, 187,922 issued and outstanding
  at July 28, 2001 and July 27, 2002........................           --              --
Additional paid-in capital..................................           --              --
Retained earnings...........................................       (4,338)         (3,778)
Distribution in excess of capital...........................      (34,604)        (34,604)
                                                                 --------        --------
    Total stockholders' deficit.............................      (38,942)        (38,382)
                                                                 --------        --------
    Total liabilities and stockholders' deficit.............     $ 89,643        $ 83,164
                                                                 ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                               JULY 29, 2000        JULY 28, 2001        JULY 27, 2002
                                             ------------------   ------------------   ------------------
Net sales..................................       $292,513             $306,381             $316,089
Cost of sales..............................        212,067              223,972              230,155
                                                  --------             --------             --------
  Gross profit.............................         80,446               82,409               85,934
Selling, general and administrative
  expenses.................................         65,021               69,998               70,165
Administrative fees........................            250                  250                  250
Depreciation and amortization..............          5,915                6,122                4,044
Other income, net..........................            440                  928                  581
                                                  --------             --------             --------
  Operating income.........................          9,700                6,967               12,056
Interest expense, net......................         10,172               10,686                9,793
                                                  --------             --------             --------
  Income (loss) before income taxes,
    extraordinary gain and cumulative
    effect of change in accounting.........           (472)              (3,719)               2,263
Provision (benefit) for income taxes.......            833                 (455)               1,108
Extraordinary gain on repurchase of
  long-term debt, net of income tax of
  $0.......................................             --                   --                6,641
Cumulative effect of change in accounting
  for goodwill, net of income tax of $0....             --                   --               (7,236)
                                                  --------             --------             --------
  Net income (loss)........................       $ (1,305)            $ (3,264)            $    560
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

                         CDI GROUP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                             (DOLLARS IN THOUSANDS)

                                                FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                                  JULY 29, 2000        JULY 28, 2001        JULY 27, 2002
                                                ------------------   ------------------   ------------------
Cash flows from operating activities:
  Net income (loss)...........................       $ (1,305)            $ (3,264)            $   560
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
    Depreciation and amortization.............          5,705                5,876               3,965
    Amortization of deferred financing
      costs...................................            520                  521                 462
    Deferred rent liabilities.................            641                  662                 614
    Non-cash interest expense.................          2,055                2,234               2,467
    LIFO provision............................          1,958                 (819)                (48)
    Gain on repurchase of Senior Notes........             --                   --              (6,641)
    Gain on sale of property and equipment....             63                   --                  (5)
    Impairment of goodwill....................             --                   --               7,236
    Changes in operating assets and
      liabilities:
      Accounts receivable.....................         (2,123)                (191)             (1,066)
      Inventories.............................         (3,247)               3,946              (2,241)
      Prepaid expenses and other current
        assets................................           (925)                 284                (499)
      Other assets............................              2                   --                  --
      Deferred tax assets.....................         (1,150)                (276)               (603)
      Deferred tax liabilities................            502                 (286)               (441)
      Accounts payable and accrued
        liabilities...........................           (812)              (5,450)             (1,921)
      Income taxes payable....................             --                  765               1,683
      Supplier advances.......................          1,299                 (746)               (568)
      Other liabilities.......................            (75)                 (36)                 (9)
                                                     --------             --------             -------
        Net cash provided by operating
          activities..........................          3,108                3,220               2,945
                                                     --------             --------             -------
Cash flows used in investing activities:
  Capital expenditures........................         (4,359)              (1,937)             (1,380)
  Acquisition of pharmacy customer lists......           (968)                (397)                 --
  Proceeds from sale of fixed assets..........             19                   --                  13
                                                     --------             --------             -------
        Net cash used in investing
          activities..........................         (5,308)              (2,334)             (1,367)
                                                     --------             --------             -------
Cash flows (used in) provided by financing
  activities:
  Proceeds from revolver borrowings...........         64,650               93,215              90,935
  Payments made on revolver borrowings........        (64,600)             (94,465)            (84,435)
  Cash overdraft..............................          2,329                2,115               1,661
  Repurchase of Senior Notes..................             --                   --             (10,086)
  Deferred financing costs paid...............             --                   --                (308)
                                                     --------             --------             -------
        Net cash (used in) provided by
          financing activities................          2,379                  865              (2,233)
                                                     --------             --------             -------
        Net increase (decrease) in cash and
          cash equivalents....................            179                1,751                (655)
Cash and cash equivalents beginning of
  period......................................            285                  464               2,215
                                                     --------             --------             -------
Cash and cash equivalents end of period.......       $    464             $  2,215             $ 1,560
                                                     ========             ========             =======
Supplemental disclosures of cash information:
  Cash paid during the period:
    Income taxes..............................       $  1,782             $     --             $   469
                                                     ========             ========             =======
    Interest..................................       $  8,174             $  8,501             $ 7,803
                                                     ========             ========             =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                             (DOLLARS IN THOUSANDS)

                                      COMMON STOCK
                                   -------------------              ADDITIONAL              DISTRIBUTION       TOTAL
                                   CLASS A    CLASS B                PAID-IN     RETAINED   IN EXCESS OF   STOCKHOLDERS'
                                    SHARES     SHARES     AMOUNT     CAPITAL     EARNINGS     CAPITAL         DEFICIT
                                   --------   --------   --------   ----------   --------   ------------   -------------
Balance, July 31, 1999...........  196,632    187,922     $   --      $   --     $   231      $(34,604)      $(34,373)
Net loss.........................       --         --         --          --      (1,305)           --         (1,305)
                                   -------    -------     ------      ------     -------      --------       --------
Balance, July 29, 2000...........  196,632    187,922         --          --      (1,074)      (34,604)       (35,678)
Net loss.........................       --         --         --          --      (3,264)           --         (3,264)
                                   -------    -------     ------      ------     -------      --------       --------
Balance, July 28, 2001...........  196,632    187,922         --          --      (4,338)      (34,604)       (38,942)
Net income.......................       --         --         --          --         560            --            560
                                   -------    -------     ------      ------     -------      --------       --------
Balance, July 27, 2002...........  196,632    187,922     $   --      $   --     $(3,778)     $(34,604)      $(38,382)
                                   =======    =======     ======      ======     =======      ========       ========

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ACCOUNTING YEAR

    The Company maintains its accounts on a 52-53 week year ending with the last Saturday in July. The fiscal years ended July 29, 2000, July 28, 2001 and
July 27, 2002 each contained 52 weeks, respectively.

REVENUE RECOGNITION

    Sales are net of returns and exclude sales tax. Revenues include sales from all stores operating during the period.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents are considered by the Company to be financial instruments with maturities, when purchased, of three months or less, and are presented at cost which approximates fair value. At July 27, 2002, the Company had issued and outstanding checks in the amount of $1,661 which are recorded in accounts payable.

INVENTORIES

    Inventories are stated at the lower of cost or market, using the dollar-value, double extension last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method of inventory accounting had been used, inventories would have been approximately $4,074 and $4,026 higher than reported at July 28, 2001 and July 27, 2002, respectively. Management believes that inventories accounted for on a FIFO basis approximates current replacement costs. Inventories are reflected net of reserves for excess/ obsolete/damaged inventories in the amounts of $82 and $61 at July 28, 2001 and July 27, 2002, respectively.

PROPERTY AND EQUIPMENT

    Furniture, fixtures and equipment, including computer software costs, are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years. Automobiles and trucks are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets of five years. Leasehold improvements are amortized over the expected useful life of the improvement or the life of the lease, whichever is shorter. Depreciation expense recorded for the fiscal years ended July 29, 2000, July 28, 2001, and July 27, 2002 was $2,988,

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
$3,202 and $3,136, respectively. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

BENEFICIAL LEASEHOLDS

    Beneficial leasehold rights existing at the acquisition date have been recorded for acquired leases based on differences between contractual rents under the respective lease agreements and prevailing market rents on the acquisition date. Beneficial leaseholds are amortized over the lease terms using the straight-line method. Accumulated amortization at July 28, 2001 and July 27, 2002 was $2,974 and $3,089, respectively.

GOODWILL

    Goodwill, which represents the excess of the Parent's purchase price of acquired assets over the fair market value of net assets of the Subsidiary acquired on January 30, 1995 has been amortized using the straight-line method over twenty years for the fiscal years ending July 29, 2000 and July 28, 2001. Effective July 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142"), which requires that goodwill not be amortized but instead be tested at least annually for impairment by reporting unit and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. Adoption of SFAS 142 has resulted in the elimination of goodwill amortization expense of $1,916 during the year ended July 27, 2002. Goodwill amortization recorded during the years ended July 29, 2000 and July 28, 2001 was $1,916 in each of those years.

    The Company has completed its assessment of goodwill, resulting in goodwill impairment of $7,236 that has been recorded as a cumulative effect of accounting change. The $7,236 cumulative effect of change in accounting has no tax effect, as the Company's goodwill is nondeductible for tax reporting purposes.

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

SUPPLIER ADVANCES

    Included in the accompanying consolidated balance sheets are $3,009 and $2,441 of advances received related to various inventory supply agreements at July 28, 2001 and July 27, 2002, respectively. Such amounts are being recorded as a reduction of cost of sales as the Subsidiary's supply agreement obligations are fulfilled, generally ranging from three to five years from the point that the supplier advance is received. The Subsidiary's obligations under the supply agreements are fulfilled through the

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) passage of time for those supply agreements that are for a specific period of time and by the purchasing of inventory for those supply agreements that stipulate the purchasing of a specific amount of inventory. The Subsidiary is currently committed to approximately $40,142 of additional purchases under the inventory supply agreements at July 27, 2002. In the event the Subsidiary does not fulfill its obligations under the inventory supply agreements, a pro rata portion of the advance will be required to be repaid, approximating the amounts presented in the financial statements as supplier advances at July 27, 2002. The amount presented as the current portion of the supplier advances is estimated by the Subsidiary as the amount related to the passage of time and the estimated inventory purchases to be made during the twelve months following July 27, 2002, as applicable to the specific inventory supply agreements.

PRE-OPENING AND ADVERTISING COSTS

    Costs associated with new stores prior to opening and advertising costs are expensed as incurred. Net Advertising expense of $2,189, $1,899 and $1,529 for the years ended July 29, 2000, July 28, 2001and July 27, 2002, respectively is net of co-op advertising rebates received from vendors in the amount of $4,196, $4,000 and $3,800 for the years ended July 29, 2000, July 28, 2001 and July 27, 2002, respectively.

INTEREST EXPENSE (NET)

    Interest expense recorded for the fiscal years ended July 29, 2000, July 28, 2001 and July 27, 2002, respectively, net of interest income was:

                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                               JULY 29, 2000        JULY 28, 2001        JULY 27, 2002
                             ------------------   ------------------   ------------------
Interest expense...........        $10,201              $10,698              $9,803
Interest income............            (29)                 (12)                (10)
                                   -------              -------              ------
Interest expense (net).....        $10,172              $10,686              $9,793
                                   =======              =======              ======

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

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    All of the Subsidiary's stores are located in northern and central New Jersey. As a result, the Company is sensitive to economic, competitive, and regulatory conditions in that region. The success of the Company's future operations will be substantially affected by its ability to compete effectively in New Jersey, and no prediction can be made as to economic conditions in that region.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and cash equivalents, accounts receivable and accounts payable, as reflected in the accompanying consolidated balance sheets, approximate their fair value because their maturities are generally less than one year in duration. The Company estimates that the fair value of its long-term fixed rate debt is approximately $35,900. The Company does not utilize derivative financial instruments nor does it engage in hedging activities.

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

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company has review its long-lived assets, such as property, plant and equipment and intangible assets other than goodwill and has concluded that no impairment of long-lived assets existed at July 28, 2001 and July 27, 2002.

3. RECENT ACCOUNTING PRONOUNCEMENTS:

    In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS No. 145, in rescinding SFAS No. 4, requires that only unusual and infrequent gains and losses from extinguishment of debt be classified as extraordinary items, consistent with Accounting Principles Board Opinion
No. 30. The Company will adopt SFAS No. 145 for its fiscal year ending July 26, 2003 and is not expected to have a material effect on the Company's consolidated financial statements.

    In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. DEBT:

    Long-term debt consists of the following:

                                                            AT              AT
                                                       JULY 28, 2001   JULY 27, 2002
                                                       -------------   -------------
Senior notes-due October 15, 2004 interest at 10 1/4%
  payable semi-annually on April 15 and October 15...     $74,000         $56,975
Senior subordinated notes and accrued interest-due
  January 31, 2005, principal plus interest at a rate
  of 10% per annum, are payable upon maturity........      24,665          27,132
                                                          -------         -------
    Total............................................      98,665          84,107
  Less, current portion due within one year..........          --              --
                                                          -------         -------
Long-term portion....................................     $98,665         $84,107
                                                          =======         =======

    On January 30, 1995, the Parent issued $13,250 in senior subordinated notes which are due January 31, 2005. Principal on the notes is payable upon maturity plus interest at a rate of 10% per annum. Payment of principal and interest on the notes is subordinated to the prior payment in full of all of the Company's obligations under the senior notes and revolving credit facility.

    On October 16, 1997, the Subsidiary issued $80,000 of 10 1/4% senior notes due 2004 (the "Senior Notes") that are guaranteed by the Parent. The terms of the Senior Notes include certain restrictive covenants regarding the payment of dividends, the incurrence of debt, the use of proceeds resulting from disposition of assets and certain other defined activities. Under the relevant debt agreements in the event of a change in control, as defined, the Company is required to repurchase all such outstanding notes.

    On October 16, 1997, the Subsidiary also replaced its then existing credit facility with a $20,000 five-year revolving credit facility concurrent with the issuance of the $80,000 of senior notes. This facility bears interest at either prime rate or London Interbank Offered Rate ("LIBOR") plus 1.75% and is collateralized by the Subsidiary's eligible accounts receivable and inventory balances, as defined. Included in the $20,000 five-year revolving credit facility is a $5,000 letter of credit facility. The facility contains certain financial and operating covenants, including a minimum fixed charge ratio. Additionally, the Company cannot make any dividend or other distributions with respect to any share of stock other than in certain limited circumstances. Effective February 11, 2002, the Company amended the terms of its credit facility by increasing the limit to $30,000, although the Company is currently limited to utilizing only $25,000 of the credit facility under the terms of the Senior Notes, and extending the termination date to April 15, 2004. The Subsidiary is required to pay a commitment fee of 1/4 of 1.00% per annum on the daily average unutilized revolving credit facility commitment. For the year ended July 27, 2002, the Subsidiary incurred approximately $66 of commitment fees and letter of credit fees under this facility.

    On March 1, 2002, the Company repurchased $9,000 principal amount of Senior Notes at a purchase price of $5,332, plus accrued and unpaid interest. On
March 6, 2002, the Company repurchased $1,025 principal amount of Senior Notes at a purchase price of $605, plus accrued and unpaid interest. On March 7, 2002, the Company repurchased $5,000 principal amount of Senior Notes at a purchase price of $2,969, plus accrued and unpaid interest. On March 8, 2002, the Company

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. DEBT: (CONTINUED)
repurchased $2,000 principal amount of Senior Notes at a purchase price of $1,180, plus accrued and unpaid interest. These repurchases of Senior Notes were funded from the Company's revolving credit facility and resulted in a gain of $6,939 during the year ended July 27, 2002. In connection with these repurchases of $17,025 aggregate principal amount of Senior Notes, the Company took a charge against earnings in the amount of $298 for the elimination of the unamortized deferred financing costs related to the issuance of the repurchased Senior Notes. The gain on the repurchase, net of the charge for the elimination of deferred financing costs, is shown on the statement of income as an extraordinary gain.

5. COMMITMENTS:

LEASES

    The Company conducts all of its warehousing and retailing operations from leased facilities. The leases, which may be renewed for periods ranging from five to thirty years, generally provide that the Company pay insurance, maintenance costs and property taxes. These additional charges are subject to escalation for increases in the related costs. Minimum rental commitments under long-term noncancelable operating leases are as follows at July 27, 2002:

FISCAL YEAR ENDING JULY
-----------------------
2003........................................................  $ 11,309
2004........................................................    11,329
2005........................................................    10,510
2006........................................................    10,591
2007........................................................    10,103
Thereafter..................................................    48,957
                                                              --------
                                                              $102,799
                                                              ========

    Annual rent expense is comprised of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. For the years ended July 29, 2000, July 28, 2001, and July 27, 2002, respectively, total rent expense included:

                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                               JULY 29, 2000        JULY 28, 2001        JULY 27, 2002
                             ------------------   ------------------   ------------------
Fixed minimum rent.........        $10,993              $11,826              $11,961
Contingent rent............            231                  187                  207
                                   -------              -------              -------
Rent expense...............        $11,224              $12,013              $12,168
                                   =======              =======              =======

    The Company recognizes rental expense for leases with scheduled rent increases on the straight-line basis. During the years ended July 29, 2000, July 28, 2001 and July 27, 2002, the Company recognized rent expense in excess of amounts paid of $641, $662 and $614, respectively, which expense is included in the amounts above.

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. COMMITMENTS: (CONTINUED)
LETTERS OF CREDIT

    Outstanding letters of credit, guaranteeing certain contingent purchases commitments, which are not reflected in the accompanying financial statements, aggregate approximately $937 and $1,653 at July 28, 2001 and July 27, 2002.

6. INCOME TAXES:

    The provision for income taxes for the years ended July 29, 2000, July 28, 2001, and July 27, 2002, respectively, consist of the following:

                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                               JULY 29, 2000        JULY 28, 2001        JULY 27, 2002
                             ------------------   ------------------   ------------------
Current....................        $1,480                $ 107               $ 2,152
Deferred...................          (647)                (562)               (1,044)
                                   ------                -----               -------
                                   $  833                $(455)              $ 1,108
                                   ======                =====               =======

    The components of deferred taxes at July 28, 2001 and July 27, 2002 are summarized as follows:

                                                  AT JULY 28, 2001   AT JULY 27, 2002
                                                  ----------------   ----------------
Supplier advances, current......................       $    12            $    --
Inventory.......................................           271                329
Accruals and reserves...........................           554                780
Inventory (LIFO reserve)........................        (3,003)            (2,705)
Accounts receivable.............................            --               (129)
                                                       -------            -------
  Net deferred tax liability-current............        (2,166)            (1,725)
                                                       =======            =======
Depreciation....................................           812              1,151
Accruals and reserves...........................         1,594              1,858
                                                       -------            -------
  Net deferred tax asset-long-term..............       $ 2,406            $ 3,009
                                                       =======            =======

    The following table accounts for the differences between the actual provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 34% to the income before income taxes, extraordinary gains and the cumulative effect of change in accounting:

                             FOR THE YEAR ENDED   FOR THE YEAR ENDED   FOR THE YEAR ENDED
                               JULY 29, 2000        JULY 28, 2001        JULY 27, 2002
                             ------------------   ------------------   ------------------
Federal statutory tax
  rate.....................          (34)%                 34%                  34%
State and local income
  taxes, net of federal tax
  benefit..................           46%                  (1)%                 12%
Amortization...............          163%                 (19)%                  2%
Other......................            1%                  (4)%                  1%
                                     ---                  ---                  ---
                                     176%                 (10)%                 49%
                                     ===                  ===                  ===

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. RELATED PARTY TRANSACTIONS:

    Included in the Company's consolidated statements of income for the years ended July 29, 2000, July 28, 2001, and July 27, 2002 are administrative fees of $250, for each of the years, respectively. The Company has entered into administrative fee agreements with certain shareholders of the Parent, whereby these shareholders will provide advisory and consulting services to the Board of Directors. These administrative fee agreements require the Company to pay $250 of administrative fees annually.

8. REDEEMABLE STOCK:

REDEEMABLE PREFERRED

    On January 30, 1995, 7,500 shares of preferred stock, par value $1.00 per share (the "Preferred Stock"), were issued for $100 per share, for an aggregate consideration of $750. On October 31, 1995, 7,143 shares of Preferred Stock were redeemed by the Company from stockholders and were sold to certain members of management of the Company at the redemption price of $100 per share. At the same time, the management of the Company purchased an additional 362 shares of Preferred Stock at the same price as the initial consideration paid on January 30, 1995. The Company's Preferred Stock is redeemable at the option of the Company at any time, unless prohibited by the terms of any credit or other financing agreement with any lender to the Company, at a price equal to $100 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting the Preferred Stock (the "Liquidation Value"). On January 31, 2005, unless prohibited by the terms of any credit or other financing agreement with any lender to the Company, the Company will redeem all of the Preferred Stock outstanding at a price per share equal to the Liquidation Value. Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Preferred Stock shall be entitled to be paid the Liquidation Value of the Preferred Stock before any payments could be made to holders of Common Stock.

REDEEMABLE COMMON

    Under certain circumstances defined in the respective stock purchase agreements, up to 57,963 shares of Class A Common Stock can be put back to the Company with a redemption price to be determined under the stock purchase agreement. Such redemption price cannot exceed the original issue price that was ten dollars per share.

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

    The outstanding balance of the notes due from certain directors and officers at July 28, 2001 and July 27, 2002 of $87, has been reflected as a reduction of the redemption value of the related redeemable Preferred and Common Stock.

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. STOCKHOLDERS' EQUITY:

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

    On October 31, 1995, 30,016 shares of Class A Common Stock were redeemed by the Company from the stockholders and 14,570 shares of Class A Common Stock were sold to management at the repurchase price of $10 per share, which approximated fair market value at the original issue date of January 30, 1995 and at the repurchase date of October 31, 1995.

STOCK OPTIONS AND WARRANTS

    On January 30, 1995, the Board of Directors approved the 1995 Stock Option Plan (the "Plan"), which provides for the issuance of up to 65,882 shares of Class A Voting Common Stock to employees and consultants of the Company and its affiliates. The Plan is intended to be an incentive stock option plan within the meaning of Section 422 of the Internal Revenue Service Code of 1986. The option exercise price under each incentive option shall be not less than 100% of the fair market value of the stock on the grant date, as determined by the Board of Directors. On January 30, 1995, the Company issued options to purchase 37,649 shares of Class A Common Stock, at a price of $10 per share, to a senior executive of the Company pursuant to the Plan. The options expire on January 31, 2005 and expiration may be accelerated due to termination of employment of the senior executive as well as various other reasons as stipulated in the Option Agreement. These options vested as follows:

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

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. STOCKHOLDERS' EQUITY: (CONTINUED)
    Except for the options granted to a senior executive described above, options granted to date under the plan expire approximately ten years after the date of grant, one-half of the options granted vest in equal amounts over five years provided the grantee remains an employee of the Company and one-half of the options granted vest in equal amounts over five years based on meeting certain performance goals.

    On January 30, 1995, the Company issued a warrant to purchase 16,667 shares of Class A Common stock, at a price of $.001 per share, to its' principal bank at that time. The holder of the warrant may exercise the rights represented by the warrant in whole or in part at any time through January 30, 2005.

    On March 18, 1998, the Company issued 1,500 options to an executive of the Company at an exercise price equaling the current fair market value of $31 per share.

    A summary of stock option transactions follows:

                            FOR THE YEAR ENDED        FOR THE YEAR ENDED        FOR THE YEAR ENDED
                               JULY 29, 2000             JULY 28, 2001             JULY 27, 2002
                          -----------------------   -----------------------   -----------------------
Options outstanding at
  beginning of period...                   38,778                    37,575                    36,003
Options granted.........                       --                        --                        --
Options exercised.......                       --                        --                        --
Options canceled........                   (1,203)                   (1,572)                       --
Options outstanding at
  end of period.........                   37,575                    36,003                    36,003
Options available for
  grant at end of
  period................                    1,615                     1,615                     1,615
Options vested and
  outstanding at end of
  period................                   26,846                    30,630                    30,964
Option price per share
  for outstanding
  options...............  36,325 shares at $10.00   34,919 shares at $10.00   34,919 shares at $10.00
                          1,250 shares at $ 31.00   1,084 shares at $ 31.00   1,418 shares at $ 31.00

    On July 1, 1995, the Company paid a dividend to the common stockholders in the amount of $45,000. The Company's dividend of $45,000 was funded by the proceeds of its offering of $80,000 of senior notes completed in October 1997.

    The $45,000 dividend has been reflected in these financial statements as a return of earnings and capital existing as of the dividend date. The remaining excess of the dividend, $34,604, has been recorded as a distribution in excess of capital.

10. LITIGATION:

    The Company is a defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, the disposition of these lawsuits should not have a material impact on the Company's consolidated results of operations, financial position, and cash flows.

                         CDI GROUP, INC. AND SUBSIDIARY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. EMPLOYEE BENEFIT PLAN:

    On July 1, 1995, the Company implemented a 401(k) salary deferral plan (the "Plan") which is available to eligible employees, as defined. The Company contributed $4 and $254 to the Plan during the years ended July 28, 2001 and July 27, 2002, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

    The following table sets forth certain information with respect to the directors, executive officers and key employees of the Holding Company and the
Company:

NAME                                          AGE                        TITLE
----                                        --------   ------------------------------------------
Frank Marfino.............................     59      President, Chief Executive Officer and
                                                       Director of the Holding Company and the
                                                       Company
Lynn L. Shallcross........................     61      President-Cost Cutters Division of the
                                                       Company
Todd H. Pluymers..........................     38      Chief Financial Officer of the Holding
                                                       Company and the Company
Barrie Levine.............................     57      Vice President-Pharmacy Operations of the
                                                       Company
William F. Gilligan.......................     60      Vice President-Distribution of the Company
Michael P. Quinn..........................     49      Vice President-Merchandising of the
                                                       Company
Kevin Marron..............................     45      Director-MIS of the Company
Alan J. Kirschner.........................     48      Director-Loss Prevention of the Company
Timothy H. Robinson.......................     38      Director of the Holding Company and the
                                                       Company
Harvey P. Mallement.......................     62      Director of the Holding Company and the
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

    MR. ROBINSON has been a Director of the Holding Company and the Company since 2002. Since 1993, Mr. Robinson has been employed as an officer, most recently as a Director, of BancBoston Ventures, Inc., a private equity investment firm that provides private equity and mezzanine financing to middle market companies for management-led buyouts, acquisitions and growth capital. Mr. Robinson is a graduate of Trinity College.

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

    Pursuant to a Stockholder Agreement entered into as of January 30, 1995, as amended, the holders of a substantial majority of the outstanding common stock of the Holding Company (the "Common Stock"), including BancBoston and Harvest, and their affiliates, as well as the Holding Company, BNP Paribas, Paribas Principal Inc., TA Holding, Inc., Jon Tietbohl and Frank Marfino, have agreed that each of the Holding Company and the Company will have a Board of Directors comprised of up to five members. The stockholders party to the Stockholder Agreement have agreed to vote for the following persons as directors: (i) up to two individuals designated by the holders of a majority of the outstanding shares of Common Stock purchased by BancBoston in 1995 (the "BBV Stock");
(ii) up to two individuals designated by the holders of a majority of the outstanding shares of Common Stock purchased by Harvest and its affiliates in 1995 (the "Harvest Stock"); and (iii) Frank Marfino, so long as he continues to be employed by the Holding Company as President and Chief Executive Officer, and thereafter, his successor as President and Chief Executive Officer. Mr. DeBlois has been designated for election to the Board of Directors of the Holding Company and the Company by the holders of a majority of the BBV Stock, and Mr. Mallement has been designated for election to the Board of Directors of the Holding Company and the Company by the holders of a majority of the Harvest Stock.

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

    SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.  Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth the aggregate compensation paid by the Company for services rendered during fiscal 2000, fiscal 2001 and fiscal 2002 to the Company's Chief Executive Officer and five other most highly-compensated executive officers for fiscal 2002.

                           SUMMARY COMPENSATION TABLE

                                                                 ANNUAL COMPENSATION
                                                       FISCAL    -------------------    ALL OTHER
NAME AND PRINCIPAL POSITION                             YEAR      SALARY    BONUS(1)   COMPENSATION
---------------------------                           --------   --------   --------   ------------
Frank Marfino.......................................    2000     $496,125   $124,031      $3,621(2)
President and Chief Executive Officer                   2001     $502,160   $50,000       $4,839(2)
                                                        2002     $515,896   $    --       $5,495(2)

Lynn L. Shallcross..................................    2000     $172,615   $33,440       $2,038(3)
President--Cost Cutters Division                        2001     $179,385   $20,000       $2,263(3)
                                                        2002     $179,309   $10,000       $3,990(3)

Todd H. Pluymers....................................    2000     $153,780   $27,287       $  793(4)
Chief Financial Officer                                 2001     $158,041   $10,000       $  941(4)
                                                        2002     $162,364   $10,000       $1,189(4)

Barrie Levine.......................................    2000     $138,846   $27,192       $1,141(5)
Vice President--Pharmacy Operations                     2001     $143,392   $20,000       $1,290(5)
                                                        2002     $148,885   $20,000       $2,377(5)

Michael Quinn.......................................    2000     $125,288   $12,634       $1,890(6)
Vice President--Merchandising                           2001     $128,500   $ 7,500       $1,513(6)
                                                        2002     $128,500   $ 7,500       $1,313(6)

William F. Gilligan.................................    2000     $119,691   $17,684       $1,487(7)
Vice President--Distribution                            2001     $121,103   $10,000       $1,616(7)
                                                        2002     $126,849   $10,000       $2,271(7)

------------------------

(1) Reflects bonuses paid during the fiscal year with respect to achievement of certain performance goals relating to the prior fiscal year. The amounts of annual bonuses that may be paid to the named executive officers for fiscal 2002 have not yet been determined. See "Certain Relationships and Related Transactions."

(2) Amounts include the values of the personal use of a company car equal to $1,456, $1,384 and $1,300 for fiscal 2000, 2001 and 2002, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $2,321, $3,455 and $4,039 for fiscal 2000, 2001 and 2002, respectively.

(3) Amounts include the values of the personal use of a company car equal to $510, $675 and $780 for fiscal 2000, 2001 and 2002, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $1,528, $1,588 and $3,210 for fiscal 2000, 2001, and 2002, respectively.

(4) Amounts include the values of the personal use of a company car equal to $520, $660 and $780 for fiscal 2000, 2001 and 2002, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $273, $281 and $409 for fiscal 2000, 2001, and 2002, respectively.

(5) Amounts include the values of the personal use of a company car equal to $520, $655 and $780 for fiscal 2000, 2001 and 2002, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $621, $635 and $1,597 for fiscal 2000, 2001, and 2002, respectively.

(6) Amount includes the value of the personal use of a company car equal to $1,530, $1,140 and $780 for fiscal 2000, 2001 and 2002, respectively, as well as the incremental cost of additional life insurance premiums in the amount of $360, $373 and $533 for fiscal 2000, 2001 and 2002, respectively.

(7) Amounts include the values of the personal use of a company car equal to $520, $650 and $780 for fiscal 2000, 2001 and 2002, respectively, as well as the incremental cost of additional life insurance premiums in the amounts of $967, $966 and $1,491 for fiscal 2000, 2001, and 2002, respectively.

STOCK OPTIONS TABLE

    The following table sets forth the number of options to purchase Common Stock held by the Company's Chief Executive Officer and one other executive officer as of the end of fiscal 2002. None of the Company's four other most highly-compensated executive officers held any options to purchase Common Stock as of the end of fiscal 2002, and there were no options to purchase Common Stock granted during fiscal 2002.

                                               FISCAL YEAR END OPTION VALUES
                                                    NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                   UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                               OPTIONS AT FISCAL YEAR END (#)      AT FISCAL YEAR-END ($)
                                                EXERCISABLE/UNEXERCISABLE(1)    EXERCISABLE/UNEXERCISABLE(1)
                                               ------------------------------   ----------------------------
Frank Marfino................................            17,649/4,706                        $0
Michael Quinn................................                 751/333                        $0

------------------------

(1) The value of unexercised in-the-money options is calculated by determining the difference between the book value of the Common Stock underlying the options at the end of fiscal 2002, which was negative, and the option exercise price. The Common Stock was not publicly traded at the end of fiscal 2002.

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

    Mr. Marfino's Employment Agreement, which expires in January 2003, provides for Mr. Marfino to receive an annual base salary of $450,000 (subject to annual increases based on a consumer price index), and an incentive bonus based on the financial performance of the Company. Mr. Marfino is not entitled to receive a bonus for any fiscal year in which the Company's Actual EBITDA (as defined in the Employment Agreement) is less than 90% of a forecasted EBITDA. In the event that Actual EBITDA is more than 90% of forecasted EBITDA, Mr. Marfino will receive a bonus calculated with respect to the amount by which Actual EBITDA exceeds forecasted EBITDA, of which $50,000 is guaranteed. In the event that Mr. Marfino's employment is terminated by the Company prior to the end of the term of the Employment Agreement or any extension thereof, or he resigns under circumstances in which he is deemed to have terminated his employment for Good Reason (as defined therein), Mr. Marfino is entitled to receive his base salary through the end of the initial term of his Employment Agreement or any extension term and a pro rated minimum bonus and incentive bonus. In the event that Mr. Marfino's employment is terminated as a result of death or disability, Mr. Marfino or his estate is entitled to severance pay of one year of base salary and a pro rated minimum bonus and incentive bonus. In the event that Mr. Marfino's employment is terminated upon the expiration of the term of the Employment Agreement or any extension term, Mr. Marfino shall be entitled only to receive a pro rated minimum bonus and incentive bonus.

    The Employment Agreements for Messrs. Shallcross, Pluymers, Levine and Gilligan, each of which expires in January 2003, currently provide for base salaries of $180,000, $164,447, $150,000 and $127,500, respectively. The
Employment Agreement for Mr. Quinn, which expires in March 2003, currently provides for a base salary of $128,500. In the event that the employment of any of these officers is terminated during the respective terms of their Employment Agreements for death, disability, resignation or termination by the Company other than for "cause," the relevant officer will receive severance pay of his base salary for one year after termination. No severance pay is payable under any of the Employment Agreements in the event of termination for "cause."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Neither the Board of Directors of the Company, nor the Board of Directors of the Holding Company, has ever maintained a compensation committee. Executive compensation decisions are considered and decided by all of the directors of the Company. All executive compensation decisions relating to fiscal 2002, including decisions relating to the compensation of Frank Marfino, the President and Chief Executive Officer of the Company, were decided by Mark DeBlois, Harvey Mallement and Frank Marfino, each of whom was a director of the Company during all of fiscal 2002. No officers or employees of the Company or the Holding Company other than Mr. Marfino participated in any discussions of the Board of Directors of either company regarding executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                              BENEFICIAL OWNERSHIP

    The Holding Company is the beneficial owner, with sole voting power and investment power, of 100% of the outstanding capital stock of the Company.

    The following table sets forth certain information regarding beneficial ownership of the Common Stock (1) and Preferred Stock (2) of the Holding Company
(i) by each person known to the Company to own beneficially more than 5% of each class of outstanding voting capital stock of the Holding Company, (ii) by each director of the Company and the Holding Company, (iii) by each of the executive officers of the Company and the Holding Company named in the "Summary Compensation Table," and (iv) by all directors and executive officers of the Company and the Holding Company as a group, as of October 25, 2002.

                                                CLASS A COMMON STOCK               PREFERRED STOCK
                                           ------------------------------   ------------------------------
                                           AMOUNT AND NATURE                AMOUNT AND NATURE
                                             OF BENEFICIAL     PERCENT OF     OF BENEFICIAL     PERCENT OF
NAME AND ADDRESS                             OWNERSHIP(3)        CLASS        OWNERSHIP(3)        CLASS
----------------                           -----------------   ----------   -----------------   ----------
BancBoston Ventures, Inc.................       159,389(4)        43.2%              --               --
  175 Federal St.
  Boston, MA 02110

Timothy H. Robinson......................       159,389(5)        43.2%              --               --
  c/o BancBoston Ventures, Inc.
  175 Federal St.
  Boston, MA 02110

Harvest Partners International, L.P......        51,851(6)        20.4%              --               --
  c/o Harvest Partners, Inc.
  280 Park Avenue
  New York, NY 10017

Harvey P. Mallement......................        83,816(7)        32.9%              --               --
  c/o Harvest Partners, L.P.
  280 Park Avenue
  New York, NY 10017

Paribas Principal Inc....................        40,000(8)        15.7%              --               --
  787 Seventh Avenue
  New York, NY 10019

DBG Auslands Holding GmbH................        73,525(9)        22.4%              --               --
  Kleine Wiesenau 1
  60323 Frankfurt
  Germany

Harvest Technology Partners, L.P.........        17,901(6)         7.0%              --               --
  c/o Harvest Partners, Inc.
  280 Park Avenue
  New York, NY 10017

BNP Paribas..............................        16,667(8)         6.1%              --               --
  787 Seventh Avenue
  New York, NY 10019

                                                CLASS A COMMON STOCK               PREFERRED STOCK
                                           ------------------------------   ------------------------------
                                           AMOUNT AND NATURE                AMOUNT AND NATURE
                                             OF BENEFICIAL     PERCENT OF     OF BENEFICIAL     PERCENT OF
NAME AND ADDRESS                             OWNERSHIP(3)        CLASS        OWNERSHIP(3)        CLASS
----------------                           -----------------   ----------   -----------------   ----------
European Development Capital Corporation         14,064(6)         5.5%              --               --
  N.V....................................
  c/o Harvest Partners, Inc.
  280 Park Avenue
  New York, NY 10017

Frank Marfino............................        53,648(10)       19.7%           4,000             50.9%

Lynn L. Shallcross.......................         8,211(11)        3.2%           1,073             13.6%

Todd H. Pluymers.........................         6,781(11)        2.7%             715              9.1%

William F. Gilligan......................         6,781(11)        2.7%             715              9.1%

Barrie Levine............................         2,927(11)        1.1%             143              1.8%

All Directors and Executive Officers as a
  Group (7 persons)......................       321,553(12)       83.2%           6,646             84.5%

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

(4) Includes 114,397 shares of Class B Common Stock.

(5) The shares shown as beneficially owned by Mr. Robinson represent 159,389 shares owned of record by BancBoston. Mr. Robinson is a Director of BancBoston and may be deemed to control BancBoston, and accordingly may be deemed to control the voting and disposition of the shares of Class A Common Stock owned by BancBoston. As such, Mr. Robinson may be deemed to have shared voting and investment power with respect to all shares held by BancBoston. However, Mr. Robinson disclaims beneficial ownership of the securities held by BancBoston.

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

(8) Paribas Principal Inc. is affiliated with BNP Paribas, which holds a presently exercisable warrant to purchase 16,667 shares of Class A Common Stock, representing 6.1% of the shares of Class A Common Stock outstanding on a fully diluted basis. In the aggregate, on a fully diluted basis, Paribas Principal and Banque Paribas would hold, upon exercise of all such warrants, 56,667 shares of Class A Common Stock, representing 20.9% of the shares outstanding. Paribas Principal and Banque Paribas each disclaim beneficial ownership of all shares held by the other.

(9) Includes 73,525 shares of Class B Common Stock.

(10) Includes 17,649 shares subject to exercisable options. In addition, all of such shares are subject to repurchase by the Holding Company upon termination of employment under certain circumstances.

(11) All of such shares are subject to repurchase by the Holding Company upon termination of employment under certain circumstances.

(12) Includes 17,649 shares subject to exercisable options. In addition, 60,699 shares are subject to repurchase by the Holding Company upon termination of employment under certain circumstances. Except as noted above, the Company believes that the beneficial holders listed in the table above have sole voting power and investment power over the shares described as being beneficially owned by them.

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

    The Company is also bound by Management Fee Agreements each dated as of January 30, 1995 (as amended, the "Management Fee Agreements"), pursuant to which the Company is required to pay an annual fee of $125,000 to each of BancBoston and Harvest Partners, Inc., an affiliate of Harvest, in consideration for certain management services provided by such entities in connection with the administration of the Company's business. These services include providing advice and administrative oversight with respect to the Company's business direction and policy in the promotion, development and operation of the Company's business. The Company's obligations under the respective Management Fee Agreements shall continue so long as BancBoston or Harvest, as the case may be, owns any shares of capital stock of the Holding Company. Payments made by the Company under the Management Agreements constitute "Permitted Payments" under the Indenture.

    BNP Paribas, the agent for the Company's previous credit facility, holds a presently exercisable warrant (the "Paribas Warrant") to purchase 16,667 shares of Common Stock and Paribas Principal Inc. ("Paribas Principal"), an affiliate of BNP Paribas, holds 40,000 shares of Common Stock. The Company repaid all amounts outstanding under its previous credit facility with a portion of the proceeds of the Offering and terminated this credit facility simultaneously with the closing of the sale of the Senior Notes. After the consummation of the sale of the Senior Notes, Paribas Principal continued to hold 40,000 shares of Common Stock, and the Paribas Warrant remains outstanding. In connection with the payment of the Dividend, BNP Paribas and Paribas Principal received approximately $1.66 million and $4.0 million, respectively.

    The Holding Company, BancBoston, Harvest, BNP Paribas, Paribas Principal, Harvest Technology Partners, L.P., European Development Capital Corporation N.V., Deutsche Beteiligungsgesellschaft mbH, Frank Marfino and certain other stockholders of the Holding Company are party to a Registration Rights Agreement, dated as of January 30, 1995, pursuant to which the Holding Company granted the other parties thereto piggy-back registration rights with respect to their shares of Common Stock subject to certain limitations in the event of an underwritten offering, and certain demand registration rights which are exercisable during certain periods after the initial public offering of the Common Stock. In addition, if the Holding Company has not completed an initial public offering of its Common Stock prior to January 30, 2003, the holders of a majority of the securities initially issued to BNP Paribas and Paribas Principal are permitted to cause the Holding Company to effect such an initial public offering pursuant to the terms of the Registration Rights Agreement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1)Financial Statements.

       See index to financial statements filed with this report.

    (a)(2) Financial Statement Schedules.

       Except for Valuation and Qualifying Accounts, all other financial statement schedules are omitted because they are not applicable or the information is included in the financial statements or related notes.

    (b) Reports on Form 8-K.

       There were no Current Reports on Form 8-K filed during the fourth quarter of fiscal 2002.

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
        10.11           Lease Agreement, dated as of May 5, 1998, by and between JAM
                        Realty Company and the Company (Branchburg Township
                        (Somerville), New Jersey).*
        10.12           Sublease Agreement, dated as of May 20, 1998, between
                        Mitsubishi Electronics America, Inc. and Community
                        Distributors, Inc. (Somerset, New Jersey).**
        10.13           Letter Agreement, dated as of October 16, 1997, by and
                        between the Company and Frank Marfino regarding bonus
                        payment.*
        10.14           Employment and Non-Competition Agreement, dated as of
                        January 30, 1995 by and between the Company and Todd H.
                        Pluymers.*+
        10.15           Letter Agreement, dated as of October 16, 1997, by and
                        between the Company and Todd H. Pluymers regarding bonus
                        payment.*
        10.16           Employment and Non-Competition Agreement, dated as of
                        January 30, 1995 by and between the Company and Lynn L.
                        Shallcross.*+
        10.17           Employment and Non-Competition Agreement, dated as of
                        January 30, 1995 by and between the Company and William F.
                        Gilligan.*+
        10.18           Employment and Non-Competition Agreement, dated as of
                        February 17, 1995 by and between the Company and Barrie
                        Levine.*+
        10.19           Employment and Non-Competition Agreement, dated as of March
                        16, 1998 by and between the Company and Michael Quinn.***+
        10.20           Employment and Non-Competition Agreement, dated as of
                        January 30, 1995 by and between the Company and Frank
                        Marfino.*+
        10.21           CDI Group, Inc. 1995 Stock Option Plan.+
        10.22           Amendment to Loan and Security Agreement, dated as of
                        February 11, 2002, by and between the Company and PNC Bank,
                        N.A.****
         12.1           Statement re: Computation of Ratio of Earnings to Fixed
                        Charges for the Company.
         12.2           Statement re: Computation of Ratio of Earnings to Fixed
                        Charges for CDI Group, Inc.
         21.1           List of Subsidiaries of CDI Group, Inc.*
         23.1           Reports of Independent Accountants on Financial Statement
                        Schedules.
         24.1           Power of Attorney (included in the signature pages to 10-K).
         99.1           Community Distributors, Inc. Summary of Valuation and
                        Qualifying Accounts.
         99.2           CDI Group, Inc. Summary of Valuation and Qualifying
                        Accounts.

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

**** Filed with Registrants' Periodic Report on Form 10-Q, filed by the
     Registrant on June 11, 2002, for the quarter ending April 27, 2002.

   + This item is a management contract or compensatory plan.

    All schedules other than those set forth in Exhibits 12.1, 12.2, 99.1 and
    99.2 have been omitted because either they are not required, are not applicable, or the information is otherwise set forth in the Consolidated Financial Statements and notes thereto.

                          SIGNATURES AND CERTIFICATION

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of October 25, 2002.

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

    Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

                   SIGNATURE                                    TITLE                       DATE
                   ---------                                    -----                       ----
               /s/ FRANK MARFINO                  President, Chief Executive Officer  October 25, 2002
     --------------------------------------       and Director of Community
                 Frank Marfino                    Distributors, Inc. and CDI

            /s/ TIMOTHY H. ROBINSON               Director of Community               October 25, 2002
     --------------------------------------       Distributors, Inc. and CDI Group,
              Timothy H. Robinson                 Inc.

            /s/ HARVEY P. MALLEMENT               Director of Community               October 25, 2002
     --------------------------------------       Distributors, Inc. and CDI Group,
              Harvey P. Mallement                 Inc.

              /s/ TODD H. PLUYMERS                Chief Financial Officer and         October 25, 2002
     --------------------------------------       Principal Financial and Accounting
                Todd H. Pluymers                  Officer

                                 CERTIFICATION

    I, Frank Marfino, certify that:

    1. I have reviewed this annual report on Form 10-K of Community Distributors, Inc. and CDI Group, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 25, 2002

/s/ FRANK MARFINO
-------------------------------------------
Frank Marfino
President and Chief Executive Officer
Community Distributors, Inc. and
CDI Group, Inc.

    I, Todd H. Pluymers, certify that:

    1. I have reviewed this annual report on Form 10-K of Community Distributors, Inc. and CDI Group, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 25, 2002

/s/ TODD H. PLUYMERS
-------------------------------------------
Todd H. Pluymers
Chief Financial Officer
Community Distributors, Inc. and
CDI Group, Inc.